Form 10KSB
period 2005-12-31
Intersearch Group Inc
filed 2006-04-05
CIK 1341470

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Special Financial Report pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended

Contains only financial statements for the fiscal year ended December 31, 2005

Commission file number: 00-51776

INTERSEARCH GROUP, INC.

(Name of Small Business Issuer in Its Charter)

Florida	59-3234205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Kearny Street, Suite 550 San Francisco, California	94108
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (415) 962-9700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	None

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had revenues of $17,543,217 in the fiscal year ended December 31, 2005.

The aggregate market value of the common stock, par value $.001 per share (“Common Stock”) held by non-affiliates of the Registrant (assuming for these purposes, but without conceding that all the executive officers, directors and greater than 5% shareholders are “affiliates” of the Registrant) as of March 31, 2006 was approximately $6,726,764 based upon the last sale price for the Common Stock on the Pink Sheets on such date.

The number of shares of the registrant’s Common Stock outstanding as of March 31, 2006, was 25,225,532.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERSEARCH GROUP, INC.

FORM 10-KSB-ANNUAL REPORT

For the Year Ended December 31, 2005

i

EXPLANATORY PAGE

On February 9, 2006, we completed our registration of 3,551,346 shares of common stock, $0.001 par value per share. The shares consisted of 2,887,333 issued shares of common stock and 664,063 shares of common stock issuable upon exercise of warrants.

A detailed description of the offering is included in the registration statement on Form SB-2 (SEC No. 333-129937) filed with the Securities and Exchange Commission on November 23, 2005, as amended.

Rule 15d-2 under the Securities Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain audited financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing audited financial statements for the last full fiscal year or other period as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

Our Form SB-2 registration statement did not contain the audited financial statements contemplated by Rule 15d-2; therefore, as required by Rule 15d-2, we are hereby filing such audited financial statements with the SEC under cover of the facing page of an annual report on Form 10-KSB.

SUMMARY FINANCIAL DATA

The following table summarizes historical financial data regarding our business and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report. The summary information for the years ended December 31, 2005 and December 31, 2004 has been derived from our financial statements, which were audited by Hacker Johnson & Smith P.A. The consolidated financial statements presented herein for 2004 primarily include the accounts of Walnut Ventures, Inc. as our company engaged in a reverse acquisition subsequent to the end of 2004 with Walnut Ventures being deemed the acquiring company for accounting purposes.

We implemented a 1:40 reverse stock split that took effect on October 19, 2005, which resulted in the Company having 25,219,282 shares issued and outstanding at December 31, 2005. All share and per share amounts have been restated to retroactively reflect the stock split.

	Year ended December 31,
	2005	2004
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Revenues	$17,543	$12,750

Cost of revenues:
Traffic acquisition costs	6,829	7,153
Cost of consulting services	2,297	130
Sales and marketing	948	665
General and administrative	4,955	3,057

Total expenses	15,029	11,005

Earnings from operations	2,514	1,745
Interest expense	143	10
Loss on derivative instrument	1,771	—

Earnings before income taxes	600	1,735
Income taxes	1,060	447

Net (loss) earnings	$(460)	$1,288
Preferred stock dividends	496	40

Net (loss) earnings available to common stockholders	$(956)	$1,248

Basic (loss) earnings per share	$(.05)	$.08

Diluted (loss) earnings per share	$(.05)	$.07

Pro forma tax and (loss) earnings available to common stockholders and per share information for S Corporation periods
Net (loss) earnings available to common stockholders	$(956)	1,248
Pro forma income tax expense adjustment	31	254

Pro forma net (loss) earnings	$(987)	$994

Pro forma basic (loss) earnings per share	$(.05)	$.06

Pro forma diluted (loss) earnings per share	$(.05)	$.06

Basic weighted average common shares outstanding	19,662,293	16,029,318

Diluted weighted average common shares outstanding	19,662,293	17,992,245

As of December 31, 2005
(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$576
Working capital deficiency	(11,117)
Total assets	18,159
Total liabilities	15,126
Stockholders’ equity	3,033

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this annual report, it is important that you also read the financial statements and related notes included elsewhere in this report. This section of this annual report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below.

Overview

We primarily provide Internet search services that facilitate access to relevant information on the Internet. Our Internet search services enable businesses to increase their online transactions through targeted online advertising to Internet users in response to their keyword search queries. We also provide corporate services, which includes Internet technology consulting services to a variety of companies primarily in the financial services industry.

We review our operations based on both our financial results and non-financial measures. Our primary source of revenue is our Internet search services. Among the key financial factors upon which management focuses in reviewing performance are revenue-per-click and cost-per-click, which for the year ended December 31, 2005 were approximately $0.21 and $0.11, respectively. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners provide that we receive a fixed percentage of their related advertising revenue. We currently depend, and expect to continue to depend in the near future, upon a relatively small number of advertising network partners for a significant percentage of our revenues. Our advertising network partners, Yahoo! Search Marketing and Ask.com, formerly known as Ask Jeeves, together represented 77% of our revenues for the year ended December 31, 2005. A significant reduction in click-throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest expense is traffic acquisition costs, which consists primarily of revenue-sharing payments to our distribution network partners for access to their online user traffic. We are striving to decrease our cost-per-click by increasing the number of proprietary web properties that we own and manage. When Internet users access our owned or managed websites through direct navigation, it reduces our payments to distribution network partners.

The key non-financial measure that management reviews is number of paid clicks which for the year ended December 31, 2005 were approximately 62 million. Our revenue growth depends, in part, on our ability to increase the number of paid clicks on the sponsored listings of our advertising network partners and direct advertisers displayed on our distribution network. We intend to expand and diversify our proprietary traffic sources, specifically by increasing our presence in the direct navigation market and increasing the number of other proprietary web properties that we own and manage.

We currently depend on relatively few distribution network partners for the distribution of our services. Direct Revenue, LLC is our largest distribution partner. We derived approximately 19% of our total revenue from distribution through Direct Revenue for the year ended December 31, 2005.

The historical financial information reflected in this annual report does not include certain expenses that we will incur as the result of being a public company. For example, we will incur expenses relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 and the reporting requirements of the SEC. In addition, our operating expenses will increase as a result of implementing our growth strategy, as we will likely improve our information systems and reporting systems and increase personnel.

Results of Operations

The following table sets forth information for the years ended December 31, 2005 and 2004 derived from our financial statements which were audited by Hacker, Johnson & Smith PA, and are included elsewhere in this report.

	Year ended December 31,
	2005	2004
	(in thousands)
Statements of Operations Data:
Revenues	$17,543	$12,750

Cost of revenues:
Traffic acquisition costs	6,829	7,153
Cost of consulting services	2,297	130
Sales and marketing	948	665
General and administrative	4,955	3,057

Total expenses	15,029	11,005

Earnings from operations	2,514	1,745
Interest expense	143	10
Loss on derivative instrument	1,771	—

Earnings before income taxes	600	1,735
Income taxes	1,060	447

Net (loss) earnings	$(460)	$1,288
Preferred stock dividends	496	40

Net (loss) earnings available to common stockholders	$(956)	$1,248

Pro forma tax and (loss) earnings available to common stockholders for S Corporation periods Pro forma income tax expense adjustment	31	254

Pro forma net (loss) earnings	$(987)	$994

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2005	2004
Revenues	100%	100%

Cost of revenues:
Traffic acquisition costs	39	56
Cost of consulting services	13	1
Sales and marketing	6	5
General and administrative	28	24

Total expenses	86	86

Earnings from operations	14	14
Interest expense	—	—

Loss on derivative instrument	10
Earnings before income taxes	4	14
Income taxes	6	4

Net (loss) earnings	(2)	10
Preferred stock dividends	(3)	—

Net (loss) earnings available to common stockholders	(5)	10

Pro forma tax and (loss) earnings available to common stockholders for S Corporation periods Pro forma income tax expense adjustment	—	2

Pro forma net (loss) earnings	(5)	8

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. Revenue increased 38% from $12.7 million for the year ended December 31, 2004 to $17.5 million for the same period in 2005. Of this $4.8 million increase, 60% was derived from our Internet technology consulting business, while the other 40% was generated by our Internet search services. This increase was primarily attributable to the acquisitions of InterSearch Corporate Services and La Jolla Internet Properties. InterSearch Corporate Services’ operating results were included in the 2004 period beginning December 10, 2004 (the date we acquired Walnut Ventures), while La Jolla Internet Properties operating results were included since its inception (May 14, 2004) as a result of it being deemed an entity under common control for accounting purposes.

Traffic acquisition cost. Although revenues increased 38%, traffic acquisition costs decreased 5% from $7.2 million for the year ended December 31, 2004 to $6.8 million for the same period in 2005. This is primarily the result of a change in business mix of our Internet search services which yielded higher margins. During the middle of 2004, we exited the third party syndication channel and began focusing our resources on generating traffic to our proprietary web properties through search engine marketing (SEM) and the direct navigation market.

Cost of consulting services. The acquisition of InterSearch Corporate Services occurred in late 2004, and therefore, resulted in minimal costs in the year ended December 31, 2004, while there are $2.3 million in the same period in 2005. The costs consist primarily of wages, taxes, benefits, and fees paid to employees and subcontractors directly related to the generation of consulting revenue.

Sales and marketing. Sales and marketing expense increased from $665,000 for the year ended December 31. 2004 to $948,000 for the same period in 2005. This increase of $283,000 is mainly attributable to an increase in sales personnel cost of $228,000 due to additional sales staff. The remaining $55,000 is a result of tradeshows and direct marketing.

General and administrative. General and administrative expenses increased 62% from $3.1 million for the year ended December 31, 2004 to $5 million for the same period in 2005. The increase was due to an increase in personnel costs of $852,000, an increase in depreciation and amortization of $277,000, an increase in third party web hosting costs of $181,000, an increase in travel costs of $127,000 an increase in insurance of $125,000 and an increase in facility and other various operating costs of $330,000. The increases from an overall standpoint were necessary to support the rapid growth in operations. We expect that our general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company, such as professional fees and insurance.

Interest expense. Interest expense was $10,000 for the year ended December 31, 2004 while for the same period in 2005 it increased to $143,000. This increase is a result of notes payable issued to stockholders in the InterSearch Corporate Services and Walnut Ventures acquisitions as well as amounts drawn under our credit facility, all occurring in the fourth quarter of 2004. Net interest expense in 2005 related to notes payable was $58,000. In addition, 2005 interest expense related to our credit facility was $85,000.

Loss on derivative instrument. In accordance with Emerging Issue Tax Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, which requires that warrants be recorded at fair value, the Company expensed the change in fair value of the warrants between the time of issuance and December 31, 2005. Using the Black-Scholes option-pricing model, assuming that the risk-free rate was 4.39%, there would be no dividends paid by the Company, the expected life was 2.5 years and stock volatility was not significant due to the lack of an active trading market, the fair value of the warrants was estimated to be $3,263,814 at December 31, 2005. The Company increased the warrant liability and recorded $1,770,692 as loss on derivative instrument. The additional expense is a non-cash item and is also not tax deductible. The adjustments required by EITF 00-19 resulted from the registration rights agreement liquidated damages provision. On February 9, 2006, the registration statement was declared effective under SEC File Number 333-129937. As a result the common stock warrant liability was adjusted to fair value on that date and reclassified as equity. Based on the fair value calculation, $3,283,135 was reclassified as equity and an additional $19,321 was recorded as loss on derivative instrument.

Income taxes. Our provision for income taxes was $447,000 for the year ended December 31, 2004 and increased to $1.1 million for the same period in 2005. The 2004 income tax provision resulted from the change from S corporation to C corporation status and would have been approximately $701,000 had the Company been a C corporation for all of 2004. In 2005, the income tax provision was higher than the statutory rate. This is primarily due to the common stock warrant liability that resulted in a $1.8 million loss on derivative instrument that is not deductible for tax purposes.

Preferred stock dividends. Preferred stock dividends resulted from the Walnut Ventures merger in December 2004 and the La Jolla Internet Properties merger in February 2005. There were preferred stock dividends of $40,000 for the year ended December 31, 2004 and $496,000 for the same period in 2005. Note that given the two year restriction placed on preferred stock issuance by the Barron Partners LP agreement all preferred stock was converted to common stock on September 23, 2005 and accordingly preferred stock dividends were terminated.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of December 31, 2005, we had $576,096 in cash, cash equivalents, and short-term investments as compared to $590,100 at December 31, 2004.

In September 2005, we acquired through our wholly owned subsidiary, Internet Revenue Services, Inc., certain assets of DotCom Corporation, including the business relating to the operation of the domain name www.irs.com. The purchase price for the business relating to the operation of www.irs.com consisted of $5 million in cash and 1,025,000 shares of our common stock, which shares are currently being held in escrow and are subject to a repurchase agreement upon the earlier of (1) the expiration of five business days following the closing of a sale of our common stock in an underwritten public offering or (2) August 12, 2006.

In connection with the foregoing acquisition, we are obligated to pay a finder’s fee of $1,540,000 to Smash Clicks, LLC, of which $693,000 plus interest thereon was due and paid by January 15, 2006 and $847,000 of which is payable upon the earlier of August 12, 2006 or the date on which we fulfill our obligation to repurchase the escrow shares. The amount payable to Smash Clicks, LLC bears interest at the rate of 5% per annum. We will likely require additional funding to meet our obligation to repurchase the shares of our common stock issued to DotCom Corporation as consideration in our acquisition transaction for a purchase price of $6,150,000 and to pay the remaining finder’s fee to Smash Clicks, LLC. As of December 31, 2005, assets acquired from DotCom Corporation comprised approximately $12.7 million or 70% of our consolidated total assets.

In September 2005, we issued and sold 6,250,000 shares of our common stock together with warrants to purchase up to 6,250,000 shares of our common stock to Barron Partners L.P. for aggregate gross proceeds of $5.0 million. In October 2005, we issued and sold 390,625 shares of our common stock to ten accredited investors for aggregate gross proceeds of $625,000. The proceeds of these offerings were used to consummate the acquisition of certain assets of DotCom Corporation and to pay related expenses.

We have a $3.75 million revolving line of credit with Silicon Valley Bank. We borrowed $1.5 million under this facility in connection with repurchases of our preferred stock in February and April 2005. As of December 31, 2005, we had $726,000 of principal outstanding under this credit facility. Advances under our credit facility bore interest at an effective rate of approximately 8.25% at December 31, 2005 and 6.25% at December 31, 2004, and requires the payment of a collateral handling fee of 0.1% per month of financed receivables. Our financing documents with Barron Partners provide a formula for determining our borrowing limit pursuant to that financing, which was equal to $9.2 million as of December 31, 2005.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We intend to use cash flow from operations, availability under our credit line or a combination of both to fund anticipated levels of operations for the next 12 months. If our warrants are not exercised for cash, we will likely need to raise additional capital through debt or equity financings in order to fund all or part of our remaining obligation to repurchase escrowed shares for a purchase price of $6,150,000 pursuant to the DotCom Corporation acquisition agreement and to pay the remaining $847,000 finder’s fee plus interest to Smash Clicks, LLC. We may also need additional financing in order to consummate acquisitions. We expect our purchase of Internet domain names or web properties to increase as we continue to establish a position in the direct navigation market. There is no assurance that our warrants will be exercised for cash or that we will be able to borrow funds or raise additional equity financing. Furthermore, our financing documents with Barron Partners impose borrowing limitations on us and restrict our ability to engage in any financing involving the issuance of preferred stock or convertible debt without their consent. We are currently exploring potential debt and equity financings in order to meet our obligations to DotCom Corporation and Smash Clicks, LLC. If we are required to fund a significant portion of our obligation to DotCom Corporation or Smash Clicks, LLC with available cash from operations, we will need to raise additional capital through debt or equity financings in order to fund anticipated levels of operations beyond the next twelve months.

In the comparisons below, net cash flows provided by operating activities primarily consist of net (loss) earnings adjusted for certain items such as depreciation and amortization, deferred income taxes and changes in working capital.

Cash flows for the year ended December 31, 2005

Net cash provided by operating activities for the year ended December 31, 2005 was $2.6 million. Although the Company had a net loss of $459,000, there were non-cash expenses, including loss on derivative instrument, depreciation and amortization that provided cash for operating activities.

Net cash used in investing activities for the year ended December 31, 2005 of $5.4 million primarily attributable to the first cash payment of the DotCom Asset purchase which in total was $12.9 million.

Net cash provided by and used in financing activities for the year ended December 31, 2005 was $2.8 million. This is primarily attributable to the Barron Partners, LP net investment of $3.8 million utilized for the DotCom asset purchase. In addition, we had cash used in financing activities of $496,000 for the purpose of preferred stock dividends, which no longer exist as of September 30, 2005. Lastly, we retired 762,500 shares at $1.5 million of Series A preferred stock during the course of the year that was provided by the net increase in revolving line of credit for approximately the same amount.

Cash flows for the year ended December 31, 2004

Net cash provided by operating activities for the year ended December 31, 2004 was $850,000 consisting primarily of net earnings of $1.3 million decreased by $450,000 as a result of the increased growth in operations in 2004 that led to increases in both accounts receivable and accounts payable.

Net cash used in investing activities for the year ended December 31, 2004 of $237,000 primarily was for the purchase of computer and office equipment.

Net cash provided and used in financing activities for the year ended December 31, 2004 of $82,000 is primarily a result of dividends paid and proceeds from the sale of preferred stock for La Jolla Internet Properties, Inc.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in Note 1 to our consolidated financial statements appearing at the end of this annual report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue

We currently generate revenue through our operating businesses by providing Internet search services and corporate services, including Internet and technology consulting services. With respect to our Internet search services, we typically recognize revenue when an Internet user clicks-through on an advertiser’s listing displayed on our network.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines and our websites on which we include our advertisers’ listings and those of our advertising network partners. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with Emerging Issue Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser.

With respect to our corporate services, we recognize revenue as services are performed and associated costs have been incurred using employees or independent contractors.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

We apply the provisions of the Financial Accounting Standards Board’s (FASB) Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset.” (SFAS 144).

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. To date, no impairment charge has been taken for the goodwill related to our acquisition of InterSearch Corporate Services, Inc. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results.

We review our long-lived assets for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is to be fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated.

No impairment of our intangible assets has been indicated to date. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased.

As a result of the significance of the goodwill and intangible asset carrying values, any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

Stock-Based Compensation

Our stock-based compensation plan is described in Note 1 to the consolidated financial statements. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25 issued in March 2000, to account for our employee stock options. Under this method, employee compensation expense is recorded on the date of grant only if the fair market value of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.

As allowed by SFAS 123, we have elected to continue to apply the intrinsic value-based method of accounting described above for options granted to employees, and have adopted the disclosure requirements of SFAS 123. We recognize compensation expense over the vesting period utilizing the accelerated methodology described in Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” We account for non-employee stock-based compensation in accordance with SFAS. 123 and EITF No. 96-18.

We use the Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. To calculate the fair value of the options granted in 2005 and 2004, we used the Black-Scholes options-pricing model and assumed the following factors: no dividend yield, risk-free interest rates ranging from 4.26% to 4.38% in 2005 and 4.42% in 2004, expected option terms ranging from 6.25 to 10 years, stock volatility was not significant, and option exercise prices ranging from $0.16 to $1.60. Stock volatility factors were insignificant due to the lack of an active market for our common stock.

The amount of compensation expense actually recognized in future periods could be lower than currently anticipated if unvested stock options for which deferred compensation has been recorded are forfeited. In addition, if we used different assumptions to determine the deemed fair value of our common stock, we could have reported materially different amounts of stock-based compensation. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the date of grant. Recent changes to applicable accounting standards will require us to record the fair value of options as an expense beginning January 1, 2006.

Allowance for Doubtful Accounts

Accounts receivable balances are presented net of allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine our allowance based on analysis of historical bad debts, creditworthiness and current economic trends. We review the allowance for collectibility on a quarterly basis. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and the potential recovery is considered remote. If we underestimated the allowances required, additional allowances may be required which would result in increased general and administrative expenses in the period such determination was made. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments and estimates. At December 31, 2005 and December 31, 2004, we recorded no allowance for doubtful accounts due to subsequent collection of all accounts receivable.

Common Stock Subject to Mandatory Redemption

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The Company issued 1,025,000 shares of common stock in connection with the acquisition of certain assets of DotCom Corporation, which are being held in escrow. Upon the occurrence of certain events, the Company must redeem these shares, and therefore, such shares fall within the scope of SFAS 150 and have been reflected accordingly on our consolidated financial statements.

Warrant Liability

Warrant liability is presented in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, And Potentially Settled In, a Company’s Own Stock. EITF 00-19 requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair market value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. The Company reviews the classification of its contracts at each balance sheet date.

Income Taxes

Effective December 11, 2004 deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized. The Company and its subsidiaries file a consolidated income tax return. Income taxes are allocated proportionately as if separate income tax returns were filed.

For the period from January 1, 2004 through December 10, 2004 the stockholders of the Company elected to be taxed as an S-Corporation. For federal and state income tax purposes all items of income and expense flowed through to its stockholders, therefore no provision for income taxes has been reflected in these consolidated financial statements for the period from January 1, 2004 through December 10, 2004. In addition, the stockholders of La Jolla Internet Properties, Inc. elected to be taxed as an S-Corporation prior to the merger with the Company in February 2005. Therefore, no provision for income taxes is included for La Jolla for the period prior to the common control merger with the Company.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). This Statement replaces and supersedes APB No. 25. SFAS No. 123(R) clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for nonsubstantive vesting provisions, and attributing compensation cost to reporting periods. Under the provisions of SFAS No. 123(R), the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated. Effective January 1, 2006, the Company will begin expensing the fair value of unvested stock options and any future grants of stock options. Based on the amount of unvested stock options as of December 31, 2005, the Company will record compensation expense of approximately $78,000 and $34,000 in 2006 and 2007, respectively. See Note 1 to our consolidated financial statements for how our net earnings (loss) would have been adversely affected had compensation cost for the Company’s stock-based compensation plans been determined consistent with the fair value based method under SFAS No. 123(R).

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Qualitative and Quantitative Disclosures about Market Risk

We are exposed to various market risks as a part of our operations, and we anticipate that this exposure will increase as a result of our planned growth. In an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, foreign currency exchange contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rates. We are exposed to interest-rate changes primarily related to the variable interest rate on our credit facility. The objective of our interest-rate risk management is to limit the impact of interest-rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may enter into derivative financial instruments such as interest-rate swaps, caps or treasury locks in order to mitigate our interest-rate risk on a related financial instrument. We have no plans to enter into derivative or interest-rate transactions for speculative purposes.

Report of Independent Registered Public Accounting Firm

InterSearch Group, Inc.

San Francisco, California:

We have audited the accompanying consolidated balance sheets of InterSearch Group, Inc. and Subsidiaries (the “Company”) at December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 31, 2006

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
	2005	2004
Assets

Current assets:
Cash	$576,096	590,100
Accounts receivable	3,205,880	2,618,395
Prepaid expenses and other	227,168	178,983
Deferred income taxes	—	31,138

Total current assets	4,009,144	3,418,616

Office equipment, net	257,565	236,054
Patents and trademarks, net	71,022	—
Domains, net	12,694,213	—
Goodwill	573,123	573,123
Deferred income taxes	553,638	525,200

Total	$18,158,705	4,752,993

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving line of credit	726,000	70,000
Accrued liabilities	1,830,931	611,439
Accounts payable	1,226,053	1,315,389
Deferred revenue	300,000	—
Deferred income taxes	89,525	—
Note payable	1,540,000	—
Current portion of notes payable to related parties	—	219,187
Common stock subject to mandatory redemption	6,150,000	—
Common stock warrants	3,263,814	—

Total current liabilities	15,126,323	2,216,015

Notes payable to related parties, net of current portion	—	931,004

Total liabilities	15,126,323	3,147,019

Economic dependence and commitments (Notes 3, 5 and 15)

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 and 200,000,000 shares authorized, 137,542,776 shares issued and outstanding with a liquidation value of $3,212,829 at December 31, 2004	—	137,543
Common stock, $.001 par value; 125,000,000 and 1,000,000,000 shares authorized, 25,219,282 and 134,720,015 shares issued and outstanding	25,220	134,720
Additional paid-in capital	4,054,408	1,240,703
Retained earnings (accumulated deficit)	(982,390)	257,304
Notes receivable for common stock issued	(64,856)	(164,296)

Total stockholders’ equity	3,032,382	1,605,974

Total	$18,158,705	4,752,993

See accompanying Notes to Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004
Revenues:
Internet search services	$14,502,399	12,579,025
Corporate services	3,040,818	170,845

Total revenues	17,543,217	12,749,870

Cost of revenues:
Traffic acquisition cost	6,829,531	7,153,264
Cost of consulting services	2,297,121	129,487

Total cost of revenues	9,126,652	7,282,751

Gross profit	8,416,565	5,467,119

Operating expenses:
Sales and marketing expense	948,152	665,203
General and administrative expense	4,954,680	3,056,170

Total operating expenses	5,902,832	3,721,373

Earnings from operations	2,513,733	1,745,746
Interest expense	142,777	10,274
Loss on derivative instrument	1,770,692	—

Earnings before income taxes	600,264	1,735,472
Income taxes	1,059,665	447,162

Net (loss) earnings	(459,401)	1,288,310
Preferred stock dividends	496,425	40,000

Net (loss) earnings available to common stockholders	(955,826)	1,248,310

Basic (loss) earnings per share	$(.05)	.08

Diluted (loss) earnings per share	$(.05)	.07

Unaudited proforma tax and (loss) earnings available to common stockholders and per share information for S Corporation periods
Net (loss) earnings available to common stockholders	(955,826)	1,248,310
Proforma income tax expense adjustment	31,454	254,084

Proforma net (loss) earnings	$(987,280)	994,226

Proforma basic (loss) earnings per share	$(.05)	.06

Proforma diluted (loss) earnings per share	$(.05)	.06

See accompanying Notes to Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2005 and 2004

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Notes Receivable for Common Stock Issued	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	$—	687,213,880	$—	—	(29,106)	—	(29,106)
Common stock dividends	—	—	—	—	—	(961,900)	—	(961,900)
Preferred stock dividends	—	—	—	—	—	(40,000)	—	(40,000)
Common stock issued in connection with merger of InterSearch and Walnut	—	—	80,984,961	80,985	1,099,749	—	—	1,180,734
Common stock issued in connection with merger with LaJolla Internet Properties, Inc.	100,000	100	—	—	99,900	—	—	100,000
Exchange of common stock for Preferred stock (5 for 1)	137,442,776	137,443	(687,213,880)	—	(137,443)	—	—	—
Exercise of common stock options	—		53,735,054	53,735	178,497	—	(164,296)	67,936
Net earnings	—	—	—	—	—	1,288,310	—	1,288,310

Balance at December 31, 2004	137,542,776	137,543	134,720,015	134,720	1,240,703	257,304	(164,296)	1,605,974
Common stock reverse split (1 for 40)	(134,104,207)	(134,104)	(131,351,958)	(131,352)	265,456	—	—	—
Common stock dividends	—	—	—	—	—	(283,868)	—	(283,868)
Preferred stock dividends	—	—	—	—	—	(496,425)	—	(496,425)
Notes receivable for common stock reclassified to compensation expense	—	—	—	—	—	—	99,440	99,440
Retirement of 762,500 shares of preferred stock	(762,500)	(762)	—	—	(1,499,238)	—	—	(1,500,000)
Preferred Stock Series A Conversion (5 for 1)	(2,673,569)	(2,674)	13,367,847	13,368	(10,694)	—	—	—
Preferred Stock Series B Conversion (10 for 1)	(2,500)	(3)	25,000	25	(22)	—	—	—
Common stock issued in connection with exchange of notes payable to related parties for common stock	—	—	764,628	765	1,222,723	—	—	1,223,488
Sale of common stock, net of offering costs of $1,197,251	—	—	6,250,000	6,250	2,303,377	—	—	2,309,627
Common stock warrants issued as compensation in connection with sale of common stock	—	—	—	—	111,943	—	—	111,943
Common stock issued in connection with www.irs.com acquisition	—	—	1,025,000	1,025	(1,025)	—	—	—
Sale of common stock, net of offering costs of $207,867	—	—	390,625	391	416,713	—	—	417,104
Exercise of common stock options	—	—	28,125	28	4,472	—	—	4,500
Net loss	—	—	—	—	—	(459,401)	—	(459,401)

Balance at December 31, 2005	—	$—	25,219,282	$25,220	4,054,408	(982,390)	(64,856)	3,032,382

See accompanying Notes to Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net (loss) earnings	$(459,401)	1,288,310
Adjustment to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	113,851	66,161
Amortization	218,244	—
Deferred income taxes	92,225	306,314
Loss on derivative instrument	1,770,692	—
Notes receivable for stock issued, paid as compensation	99,440	—
Increase in accounts receivable	(587,485)	(1,258,343)
Increase in prepaid expenses and other	(48,185)	(37,025)
Increase in patents and trademarks	(74,110)	—
(Decrease) increase in accounts payable	(89,336)	673,100
Increase (decrease) in accrued liabilities	1,251,341	(95,167)
Decrease in due to related party	—	(93,488)
Increase in deferred revenue	300,000	—

Net cash provided by operating activities	2,587,276	849,862

Cash flows from investing activities:
Purchase of office equipment	(135,362)	(274,467)
Cash acquired in connection with the merger with InterSearch	—	37,593
Purchase of domains	(5,219,369)	—

Net cash used in investing activities	(5,354,731)	(236,874)

Cash flows from financing activities:
Retirement of preferred stock	(1,500,000)	—
Net increase (decrease) in revolving lines of credit	656,000	(20,000)
Repayment of notes payable to related parties	—	(30,000)
Cash dividends	(738,845)	(200,000)
Exercise of common stock options	4,500	67,936
Proceeds from sale of preferred stock	—	100,000
Proceeds from sale of common stock, net	2,838,674	—
Proceeds from sale of warrants	1,493,122	—

Net cash provided by (used in) financing activities	2,753,451	(82,064)

Net (decrease) increase in cash	(14,004)	530,924

Cash at beginning of year	590,100	59,176

Cash at end of year	$576,096	590,100

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Year Ended December 31,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$84,172	6,583

Income taxes	$460,266	—

Noncash financing and investing activities:
Notes receivable issued in connection with the exercise of common stock options	$—	164,296

Dividends included in notes payable to related parties	$—	801,900

Exchange of notes payable to related parties of $1,150,191 and accrued liabilities of $73,297 for common stock	$1,223,488	—

Dividends declared included in accrued liabilities	$41,448	—

Notes receivable for common stock issued reclassified to compensation expense	$99,440	—

Assets and liabilities assumed in connection with mergers and acquisitions:

Accounts receivable	$—	296,090

Prepaid expenses and other	$—	134,310

Office equipment	$—	8,248

Deferred income taxes	$—	828,569

Revolving line of credit	$—	90,000

Accrued liabilities	$—	127,542

Accounts payable	$—	101,366

Notes payable	$1,540,000	—

Note payable to related parties	$—	378,291

Domains	$7,690,000	—

Goodwill	$—	573,123

Common stock offering costs incurred in connection with warrant issuance	$111,943	—

Common stock issued	$—	1,180,734

Common stock subject to mandatory redemption	$6,150,000

See accompanying Notes to Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004 and For the Years Then Ended

(1)	Description of Business and Summary of Significant Accounting Policies

Description of Business. InterSearch Group, Inc. (“InterSearch”) acquired Walnut Ventures, Inc. (“Walnut”) on December 10, 2004 in a transaction accounted for as a reverse acquisition due to the stockholders of Walnut controlling approximately ninety percent of the combined entity subsequent to the merger (See Note 2). Accordingly, the merger was accounted for as an acquisition of InterSearch by Walnut and as a recapitalization of Walnut. InterSearch’s wholly-owned subsidiary is Corporate Consulting Services, Inc. whose name changed to InterSearch Corporate Services in October 2005, (“ICS”). Walnut operates in the pay-per-click search engine and internet advertising industries.

ICS is engaged principally in the business of providing highly skilled internet and technology consultants through outsourcing to entities operating within the banking, insurance and securities sectors. ICS’s primary market is the continental United States.

La Jolla Internet Properties, Inc. (“La Jolla”) as discussed in Note 2, was acquired by InterSearch on February 11, 2005. La Jolla and InterSearch were entities under common control due to common stockholders. The acquisition was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, stockholders’ equity, income and expenses of both companies are combined and recorded at their historical cost amounts. Accordingly, all prior period financial information in this report has been adjusted to include the accounts of La Jolla. La Jolla operates in the pay-per-click search engine and internet advertising industries.

Internet Revenue Services, Inc., which was formed by InterSearch in 2005, owns and maintains a large portion of the domain portfolio that operates in the direct navigation market, including www.irs.com.

Overseas, Inc., which was formed by InterSearch in 2005, operates in the international pay-per-click search engine and internet advertising industries.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of InterSearch Group, Inc. and its wholly-owned subsidiaries (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Segments. The Company operates in two industry segments: Corporate Services which consists of ICS and Internet Search Services which consists of all other subsidiaries.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Revenue Recognition. Pay-for-performance search results are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on a search result. Revenues derived from consulting services are recorded on a gross basis as services are performed and associated costs have been incurred using employees or independent contractors of the Company.

The Company has agreements with various entities, networks of Web properties that have integrated the Company’s search service into their sites, to provide pay-for-performance search results. The Company pays these entities based on click-throughs on these listings. In accordance with Emerging Issue Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from pay-for-performance search results related to traffic supplied by these entities is reported gross of the payment to these entities. This revenue is reported gross primarily due to the fact that the Company is the primary obligor to the customers of the pay-for-performance search services.

Deferred Revenue. Revenues that are billed or collected in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing or collection relates. Deferred revenues are included on the consolidated balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. The Company’s deferred revenues primarily consist of billings in advance for direct advertising.

Traffic Acquisition Costs. The Company enters into agreements of varying duration with certain entities that integrate the Company’s pay-for-performance search service into their sites. The Company expenses, as cost of revenues, traffic acquisition costs based on a percentage of revenue, number of paid introductions, number of searches, or other metric based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Cost of Consulting Services. Cost of consulting services includes the wages of outsourced consultants and independent contractors, related payroll taxes, benefits, workers’ compensation expenses and travel expenses.

Allowance for Uncollectible Receivables. An allowance for uncollectible accounts receivable is recorded based on a combination of write-off history, aging analysis and any specific known troubled accounts. However, at December 31, 2005 and 2004, no allowance was necessary due to subsequent collection of substantially all accounts receivable.

Office Equipment. Office equipment is stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.

Patents and Trademarks. Patents and trademarks are stated at cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Domains. Domains which consists primarily of www.irs.com are stated at cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets. The domain assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” Based on the impairment tests performed there was no impairment of domains during the year ended December 31, 2005. However, there can be no assurance that future domain impairment tests will not result in a charge to operations.

Goodwill. Goodwill resulted from the reverse acquisition of InterSearch and represents the excess of the acquisition cost over the fair value of the net assets acquired. Generally accepted accounting principles require goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Based on the impairment tests performed, there was no impairment of goodwill in 2004 or 2005. There can be no assurance that future goodwill impairment tests will not result in a charge to operations.

Common Stock Subject to Mandatory Redemption. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The Company issued 1,025,000 shares of common stock in connection with the acquisition of certain assets of DotCom Corporation, which are being held in escrow. Upon the occurrence of certain events, the Company must redeem these shares, and therefore, such shares fall within the scope of SFAS 150 and have been reflected accordingly as a liability in the consolidated financial statements.

Warrant Liability. Warrant liability is presented in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, And Potentially Settled In, a Company’s Own Stock. EITF 00-19 requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair market value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. The Company reviews the classification of its contracts at each balance sheet date.

Income Taxes. Effective December 11, 2004 deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized. The Company and its subsidiaries file a consolidated income tax return. Income taxes are allocated proportionately as if separate income tax returns were filed.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Income Taxes, Continued. For the period from January 1, 2004 through December 10, 2004 the stockholders of the Company elected to be taxed as an S-Corporation. For federal and state income tax purposes all items of income and expense flowed through to its stockholders, therefore no provision for income taxes has been reflected in these consolidated financial statements for the period from January 1, 2004 through December 10, 2004. In addition, the stockholders of La Jolla elected to be taxed as an S-Corporation prior to the merger with the Company in February 2005. Therefore, no provision for income taxes is included for La Jolla for the period prior to the common control merger with the Company.

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively, “SFAS No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net (loss) earnings, as all options granted under those plans had an exercise price which approximated the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2005	2004
Net (loss) earnings available to common stockholders, as reported	$(955,826)	1,248,310
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	61,737	82,393

Proforma net (loss) earnings	$(1,017,563)	1,165,917

Basic (loss) earnings per share:
As reported	$(.05)	.08

Proforma	$(.05)	.07

Diluted (loss) earnings per share:
As reported	$(.05)	.07

Proforma	$(.05)	.06

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued. In order to calculate the fair value of the options granted in 2005 and 2004 using the Black-Scholes option pricing model, it was assumed that the risk-free interest rate ranged from 4.26% to 4.38% in 2005 and was 4.42% in 2004, there would be no dividends paid by the Company over the exercise period, the expected life of the options ranged from 6.25 to 10 years and stock volatility was not significant due to the lack of an actively traded market. For purposes of pro forma disclosures, the estimated fair value is included in expense in the period vesting occurs.

	Year Ended December 31,
	2005	2004
Grant-date fair value of options issued during the year	$182,765	108,856

Per share value of options at grant date	$.35	.06

(Loss) Earnings Per Share. Basic (loss) earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted (loss) earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method and conversion of convertible preferred stock to common stock, using the if converted method. Common stock options and warrants were antidilutive in 2005 due to the net loss incurred by the Company. On October 19, 2005, the Company executed a 1 for 40 reverse common stock split. All per share amounts have been restated to reflect the split. (Loss) earnings per common share have been computed based on the following:

	Year Ended December 31,
	2005			2004
	(Loss)	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net (loss) earnings available to common stockholders	$(956)	19,662,293	$(.05)	$1,248	16,029,318	$0.08
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	—		—	531,231
Incremental shares from assumed conversion of preferred stock	—	—		40	1,431,696

Diluted:
Net (loss) earnings available to common stockholders and assumed conversions	$(956)	19,662,293	$(.05)	$1,288	17,992,245	$0.07

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). This Statement replaces and supersedes APB No. 25. SFAS No. 123(R) clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for nonsubstantive vesting provisions, and attributing compensation cost to reporting periods. Under the provisions of SFAS No. 123(R), the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated. Effective January 1, 2006, the Company will begin expensing the fair value of unvested stock options and any future grants of stock options. Based on the amount of unvested stock options as of December 31, 2005, the Company will record compensation expense of approximately $78,000 and $34,000 in 2006 and 2007, respectively.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(2)	Merger and Acquisitions

On December 10, 2004, InterSearch completed its merger with Walnut. Pursuant to the merger agreement InterSearch issued 137,442,776 shares of Series A preferred stock and 53,735,054 (1,343,376 adjusted for 1 for 40 reverse common stock split) shares of common stock in exchange for all of the outstanding shares of Walnut. The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Walnut controlled approximately ninety percent of the combined entity. Walnut was considered the acquirer for accounting and financial reporting purposes. Due to the reverse acquisition, InterSearch’s assets and liabilities were recorded at their fair values at the date of acquisition. The consolidated financial information for the period prior to the transaction in 2004 includes the results of Walnut. The operating results of InterSearch have been included in the accompanying consolidated financial statements from the date of acquisition forward. All reported amounts of outstanding common shares and stock options prior to the merger have been adjusted to reflect the exchange ratio and the Company’s shares outstanding of 80,984,961 were issued in connection with the merger. The purchase price of $1,180,734 which was based on external appraisals resulted in an excess of cost over net assets acquired of $573,123 which has been reflected as goodwill in the accompanying consolidated balance sheets.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Merger and Acquisitions, Continued

The purchase price of InterSearch was allocated as follows:

Cash	$37,593
Accounts receivable	296,090
Prepaid expenses and other	134,310
Office equipment	8,248
Deferred income taxes	828,569
Goodwill	573,123
Revolving line of credit	(90,000)
Accrued liabilities	(127,542)
Accounts payable	(101,366)
Note payable to related parties	(378,291)

$1,180,734

On February 11, 2005, the Company acquired La Jolla. The agreement provided for the purchase of all outstanding common stock of La Jolla in exchange for 100,000 shares of Company Series B preferred stock. Series B preferred stock provided for the payment of aggregate cumulative cash dividends of $25,000 payable monthly and was convertible at any time at the option of the holder into ten shares of common stock. The Series B preferred stock was converted to common stock in September 2005 (See Note 11). La Jolla operates in the pay-per-click search engine and internet advertising industries. La Jolla and the Company were entities under common control due to common stockholders. The acquisition was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, stockholders’ equity, income and expenses of both companies are combined and recorded at their historical cost amounts. Accordingly, all prior period financial information in this report has been adjusted to include the accounts of La Jolla.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Merger and Acquisitions, Continued

On September 29, 2005, the Company acquired the domain asset www.irs.com from DotCom Corporation. The agreement provided for the purchase of the asset in exchange for $5,000,000 cash at closing and $6,150,000 in Company common stock representing 1,025,000 shares of common stock to be held in escrow. The escrowed stock is callable at any time by the Company for $6,150,000. In accordance with SFAS No. 150 the Company has classified the $6,150,000 as common stock subject to mandatory redemption in the accompanying consolidated balance sheets. The Company is required to call the stock if an Underwritten Public Offering is executed and must call by August 12, 2006. If the Company fails to call the stock by August 12, 2006 it will be in default and the domain asset www.irs.com will revert back to DotCom Corporation. In the event of default DotCom Corporation will retain all previously paid proceeds. In addition, acquisition costs payable under the transaction amount to $1,540,000. This is structured as a note payable at 5% interest due monthly. The first installment of $693,000 plus applicable interest was paid on January 15, 2006 per the agreement and the remaining $847,000 is payable by August 12, 2006, subject to certain conditions as defined in the agreement. The Company is in the process of arranging alternative financing in the event a public offering is not consummated. The Company is currently in negotiations and this potential financing could be in the form of debt or equity, dependent on the terms. In the opinion of management, the Company will have sufficient funds to pay the total outstanding sum of $6,997,000 prior to August 12, 2006, given the planned financing, internally generated cash flow, and borrowings under the Company’s line of credit.

The acquisition was accounted for as a purchase transaction and, in accordance with generally accepted accounting principles, the total purchase price of $12,909,369 including acquisition costs of $1,759,369 was allocated to a specifically identifiable intangible asset, which consisted of www.irs.com, as determined by an external appraisal. The asset is amortized using the straight-line method over an estimated useful lives of 15 years. Approximate future amortization expense for the five fiscal years subsequent to December 31, 2005 is as follows:

Year Ended December 31,	Amount
2006	$860,625
2007	860,625
2008	860,625
2009	860,625
2010	860,625

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Merger and Acquisitions, Continued

The unaudited consolidated results of operations on a proforma basis with Walnut and DotCom Corporation as if the mergers and acquisitions had occurred as of the beginning of the periods presented are as follows:

	Year Ended December 31,
	2005	2004
Revenue	$19,292,873	17,159,899
Net (loss) earnings	$(695,540)	753,221
Net (loss) earnings available to common stockholders	$(1,191,965)	273,221
Net (loss) earning per share - basic	$(.04)	.01
Net (loss) earning per share - diluted	$(.04)	.01

The proforma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the mergers and acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

(3)	Accounts Receivable and Economic Dependence

A substantial portion of the Company’s revenues are generated as a result of two contracts with advertising network partners. The contracts allow the Company to display search results generated by the partners on behalf of the Company. Accounts receivable at December 31, 2005 and 2004 included $2,585,212 and $2,312,883, respectively due from the advertising network partners, all of which was subsequently collected.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Income Taxes

Income taxes consists of the following:

	Year Ended December 31,
	2005	2004
Current:
Federal	$720,748	98,361
State	246,692	42,487

Total current	967,440	140,848

Deferred:
Federal	98,520	243,186
State	(6,295)	63,128

Total deferred	92,225	306,314

Total income taxes	$1,059,665	447,162

The reasons for the differences between the statutory Federal rate and the effective income tax rate are summarized as follows:

	Year Ended December 31,
	2005	2004
Income taxes at statutory Federal income tax rate	$204,089	494,507
Increase (decrease) in rate resulting from:
Loss on derivative instrument	602,035	—
State taxes, net of Federal income tax benefit	158,816	72,333
Income for S-Corporation period	(30,935)	(455,250)
Conversion to C-Corporation	109,109	327,095
Other	16,551	8,477

Income taxes	$1,059,665	447,162

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following:

	At December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$850,395	949,765
Accrued vacation	25,101	13,542
Accrued rent	10,776	—
Other	880	7,240

Total deferred tax assets	887,152	970,547
Valuation allowance	132,932	132,932

	754,220	837,615

Deferred tax liabilities:
Accrual to cash adjustment	260,343	222,969
Office equipment	29,764	58,308

Total deferred tax liabilities	290,107	281,277

Net deferred tax asset	$464,113	556,338

The valuation allowance was established at the time of the acquisition of InterSearch and relates to state tax net operating losses that management believes may not be utilized to offset future taxable income.

At December 31, 2005 and 2004, the Company had net operating loss carryforwards, which will expire as follows:

	December 31, 2005		December 31, 2004
Tax Year	Federal	State	Federal	State
2010	$—	75,724	49,321	75,724
2011	56,978	311,393	311,393	311,393
2012	334,665	334,665	334,665	334,665
2018	419,178	419,178	419,178	419,178
2019	523,061	523,061	523,061	523,061
2020	441,199	441,199	441,199	441,199
2021	271,738	271,738	271,738	271,738
2022	40,008	40,008	40,008	40,008

	$2,086,827	2,416,966	2,390,563	2,416,966

The net operating loss carryforwards are subject to an annual limitation of approximately $304,000 due to the ownership change of the Company.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Office Equipment

Office equipment consist of the following:

	At December 31,
	2005	2004
Office furniture and equipment	$59,325	4,937
Computer equipment and software	384,256	303,282

Total, at cost	443,581	308,219

Less accumulated depreciation and amortization	186,016	72,165

Office equipment, net	$257,565	236,054

The Company leases its facilities under operating leases with initial terms ranging from one to five years. Certain leases provide for annual increases based on changes in the Consumer Price Index and for an allocable share of utilities, operating pass through and maintenance charges. Rental expense was $139,404 and $97,478 for the years ended December 31, 2005 and 2004, respectively. Approximate future minimum rentals under these leases are as follows:

Year Ended December 31,	December 31, 2005
2006	$154,000
2007	168,000
2008	174,000
2009	180,000
2010	187,000
2011	47,000

$910,000

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Revolving Lines of Credit

In December 2004 the Company obtained a $3,750,000 revolving line of credit with a bank. Borrowings are based on a percentage of accounts receivable. The revolving line of credit bears interest at prime plus one percent (8.25% at December 31, 2005) and it also requires the payment of a collateral handling fee of .1% per month of financed receivables. The outstanding balance was $726,000 at December 31, 2005. There were no amounts outstanding at December 31, 2004.

The Company had a $100,000 line of credit with a bank. The interest rate was this bank’s prime plus .25% (4% at December 31, 2004). The line of credit was collateralized by certificates of deposit totaling $70,000. The balance outstanding in connection with the line of credit was $70,000 at December 31, 2004. The line of credit balance was repaid during the year ended December 31, 2005.

(7)	Notes Payable to Related Parties

Notes payable to related parties consists of the following:

	At December 31,
	2005	2004
12.5% uncollateralized note payable to an officer, due September 30, 2005, interest payable monthly	$—	219,187
8.0% uncollateralized notes payable to stockholders, all principle and accrued interest due on September 30, 2006	—	931,004

	$—	1,150,191

On September 23, 2005, $1,223,488 in stockholder debt, which consisted of $1,150,191 in principal and $73,297 in accrued interest through August 31, 2005, was converted to 764,628 shares of common stock at a price of $1.60 per share.

(8)	Stock Compensation

Prior to the merger discussed in Note 2 Walnut granted 1,793,376 (adjusted for 1 for 40 reverse common stock split) stock options under its stock option plan established in 2004, of which 1,343,376 were exercised. The stock option plan was terminated as part of the merger transaction and the remaining unexercised options totaling 450,000 were assumed by the plan discussed below.

Subsequent to the merger, the Company established an Incentive Stock Option Plan (the “2004 Plan”) for officers, directors and employees of the Company and reserved 1,531,624 shares of common stock for the 2004 Plan. Both incentive stock options and nonqualified stock options may be granted under the 2004 Plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over four years. The options must be exercised within ten years from the date of grant.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Stock Compensation, Continued

The Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”) as of December 16, 2005. This termination will not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and be governed by the 2004 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. At December 31, 2005, 504,124 shares remain available for grant.

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Exercise Price	Aggregate Option Price
Outstanding at December 31, 2002 and 2003	—	$—	—	—
Granted	1,793,376	.16	.16	287
Exercised	(1,343,376)	.16	.16	(232)
Options assumed in merger	87,500	.44	.44	39

Outstanding at December 31, 2004	537,500	.16	.16	94
Granted	515,000	1.29	1.29	664
Exercised	(28,125)	.16	.16	(5)
Forfeited	(25,000)	.44	.44	(11)

Outstanding at December 31, 2005	999,375	$.74	.74	742

The weighted-average contractual life of the outstanding stock options at December 31, 2005 and 2004 is 111 months and 116 months, respectively. At December 31, 2005, the stock options granted under the plan are exercisable as follows:

	December 31, 2005
Year Ending December 31,	Number of Shares	Weighted- Average Exercise Price
Currently	226,836	$.72
2006	321,172.92
2007	196,875.45
2008	190,039.46
2009	64,453	1.02

	999,375	$.74

On January 1, 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) which will serve as a benefit to employees. No shares of common stock have been allocated to the ESOP. Each year the Company may make a contribution to the ESOP in Company stock or cash. As of December 31, 2005, the Company has not made a contribution to the plan.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)	Warrants

In connection with the sale of common stock the Company issued warrants to Barron Partners L.P. to purchase 6,250,000 common shares at an exercise price of $1.20. The warrants expire September 29, 2010. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, assuming that the risk-free interest rate was 4.54%, there would be no dividends paid by the Company, the contractual life was 5 years and stock volatility was not significant due to the lack of an actively traded market. The fair value was estimated to be $1,493,122 on the closing date of the transaction. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, And Potentially Settled In, a Company’s Own Stock, which requires that the warrants be recorded at fair value, the Company expensed the change in fair value of the warrants between the time of issuance and December 31, 2005. Using the Black-Scholes option-pricing model, assuming that the risk-free rate was 4.39%, there would be no dividends paid by the Company, the expected life was 2.5 years and there was no stock volatility, the fair value of the warrants was estimated to be $3,263,814 at December 31, 2005. The Company increased the warrant liability and recorded $1,770,692 as loss on derivative instrument. This additional expense item is a non-cash item. The adjustments required by EITF 00-19 resulted from the registration rights agreement liquidated damages provision discussed below.

In addition, the Company entered into a registration rights agreement whereby the Company agreed to register for resale pursuant to the Securities Act, the shares of common stock purchased by Barron Partners L.P. and those issuable upon exercise of the purchased warrants. The registration rights agreement provided that a registration statement for the registration of these securities must be filed with the Securities and Exchange Commission by November 28, 2005 and must cause such registration statement to be declared effective by February 14, 2006. If the Company did not comply with the foregoing requirements, daily liquidated damages in an amount equal to 20% of the $5 million purchase price per annum, payable in monthly installments on the fifth business day of the calendar month next succeeding the month in which such failure occurred were payable to Barron Partners L.P.. The Company’s obligation to pay liquidated damages terminated when the registration statement was declared effective on February 9, 2006. The fair value of the warrant liability, $3,283,135, was reclassified to stockholders’ equity on that date and an additional $19,321 was recorded as loss on derivative instrument.

The Company also issued 625,000 warrants for services rendered by placement agents in connection with the sale of common stock. These options are exercisable at $.80 per share and expire September 29, 2010. The fair value of the warrants was estimated at $99,500 and has been presented as common stock offering costs and additional paid-in capital in the accompanying consolidated financial statements.

On October 7, 2005, the Company issued 39,063 warrants for services rendered by placement agents in connection with the sale of common stock. These options are exercisable at $1.60 per share and expire October 7, 2010. The fair value of the warrants was estimated at $12,443 and has been presented as common stock offering costs and additional paid-in capital in the accompanying consolidated financial statements.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Notes Receivable for Stock Issued

The Company has issued notes receivable for the purchase of 950,392 shares (adjusted for 1 for 40 reverse common stock split) of common stock in the amount of $164,296. The notes call for an interest rate of 12.5% with payment in full on September 30, 2006 of principle and accrued interest. On September 30, 2005, $99,440 principal and $10,009 interest was paid as compensation, as authorized by the board of directors.

(11)	Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock of which 137,442,776 shares have been designated as Series A preferred stock. The Series A preferred stock provided for the payment of aggregate cumulative cash dividend of $40,000 payable each month. Each share of Series A preferred stock was convertible at any time, at the option of the holder into five shares of common stock. The Series A preferred stock had an aggregate liquidation value of $2,212,829.

On February 9, 2005, the Company designated 100,000 shares as Series B preferred stock. The Series B preferred stock provided for the payment of aggregate cumulative cash dividends of $25,000 payable each month. Each share of Series B preferred stock was convertible at any time, at the option of the holder into ten shares of common stock. On February 9, 2010 all Series B preferred stock was mandatorily convertible into common stock. The Series B preferred stock had an aggregate liquidation value of $1,000,000.

In 2005, the Company redeemed 762,500 (adjusted for the common stock split) shares of Series A preferred stock for $1,500,000. The Company also converted 2,673,569 (adjusted for the common stock split) shares of Series A preferred stock to common stock at a ratio of 5 shares of common stock for each share of Series A preferred stock and 2,500 (adjusted for the common stock split) shares of Series B preferred stock at a ratio of 10 shares of common stock for each share of Series B preferred stock. As of December 31, 2005, the Company has no outstanding shares of preferred stock.

(12)	401(k) Retirement Plan

On July 1, 2005, the Company established a 401(k) deferred contribution plan covering all employees who have attained age 21. Each year the Company may make a discretionary contribution. As of December 31, 2005, the Company has not made a contribution to the plan.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Segment Information

The Company identifies operating segments based on management responsibility. The Company has two reportable segments: Corporate services which consists of consulting services and internet search services which consists of pay per click-advertising services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant.

	Year Ended December 31,
	2005	2004
Revenues:
Internet search services	$14,502,399	12,579,025
Corporate services	3,040,818	170,845

	$17,543,217	12,749,870

Earnings (loss) from operations:
Internet search services	$2,594,355	1,780,269
Corporate services	(80,622)	(34,523)

	$2,513,733	1,745,746

Segment assets:
Internet search services	$17,342,525	3,755,950
Corporate services	$816,180	997,043

(14)	Related Party Transactions

Since January 2004, the Chairman of the Board has provided consulting services to us through GP Strategic Ventures, Inc., of which he is the Chairman and CEO. Payments to this entity totaled $311,000 and $231,000 during the years ended December 31, 2005 and 2004, respectively. Effective January 2006, such consulting services are provided for $5,000 per month.

From October to November 2005, one of the Company’s directors provided consulting services through a third party consulting firm for which he was paid fees of $23,950.

The Company earned revenue totaling $74,568 in the year ended December 31, 2005 from Legent Clearing, LLC. for consulting services. The Chairman of the Board serves as the Chief Executive Officer and a director of Legent Clearing.

(15)	Subsequent Events

On February 9, 2006, the registration statement discussed in Note 9 was declared effective under SEC File Number 333-129937. As a result the common stock warrant liability was fair valued on that date and reclassified to equity. Based on the fair value calculation $3,283,135 was reclassified to equity and an additional $19,321 was recorded as loss on derivative instrument.

On February 23, 2006, the Company amended its lease agreement to increase the amount of leased space. The amendment provides for a rent increase of $3,010 per month beginning April 2006.

SIGNATURES

Pursuant to the requirements of Rule 15d-2 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 5, 2006.

INTERSEARCH GROUP, INC.

By:	/S/ DANIEL M. O’DONNELL	By:	/S/ GARY W. BOGATAY, JR.
	Daniel M. O’Donnell, President and Chief		Gary W. Bogatay, Jr., Chief Financial
	Executive Officer		Officer, Secretary and Treasurer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel M. O’Donnell and Gary W. Bogatay, Jr., his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ DANIEL M. O’DONNELL Daniel M. O’Donnell, President and Chief Executive Officer; Director	April 5, 2006

/S/ GARY W. BOGATAY, JR. Gary W. Bogatay, Jr., Chief Financial Officer, Secretary and Treasurer	April 5, 2006

/S/ FRANK MCPARTLAND Frank McPartland, Chairman of the Board	April 5, 2006

/S/ LAWRENCE J. GIBSON Lawrence J. Gibson, Director	April 5, 2006

/S/ T. RADFORD HAZELIP T. Radford Hazelip, Director	April 5, 2006

/S/ JOHN TERLIP John Terlip, Director	April 5, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Description
23.1	Consent of Independent Auditors

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.