Form 10QSB
period 2006-03-31
Intersearch Group Inc
filed 2006-05-12
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to                      .

Commission File Number 00-51776

INTERSEARCH GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3234205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Kearny Street, Suite 550, San Francisco, CA 94108

(Address of principal executive offices)

(415) 962-9700

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 12, 2006, there were 25,225,532 shares of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

I TEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash	$895,237	576,096
Accounts receivable	4,055,035	3,205,880
Prepaid expenses and other	351,141	227,168
Deferred income taxes	21,246	—

Total current assets	5,322,659	4,009,144
Office equipment, net	271,983	257,565
Patents and trademarks, net	69,169	71,022
Domains, net	12,479,057	12,694,213
Goodwill	573,123	573,123
Deferred income taxes	483,665	553,638

Total	$19,199,656	18,158,705

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving line of credit	—	726,000
Accrued liabilities	2,259,354	1,830,931
Accounts payable	1,415,858	1,226,053
Deferred revenue	103,088	300,000
Deferred income taxes	—	89,525
Note payable	847,000	1,540,000
Common stock subject to mandatory redemption	6,150,000	6,150,000
Common stock warrants	—	3,263,814

Total current liabilities	10,775,300	15,126,323

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized, 25,225,532 and 25,219,282 shares issued and outstanding	25,226	25,220
Additional paid-in capital	7,368,972	4,054,408
Retained earnings (accumulated deficit)	1,095,014	(982,390)
Notes receivable for common stock issued	(64,856)	(64,856)

Total stockholders’ equity	8,424,356	3,032,382

Total	$19,199,656	18,158,705

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Internet search services	$7,199,472	3,433,336
Corporate services	824,344	609,145

Total revenues	8,023,816	4,042,481

Cost of revenues:
Traffic acquisition cost	1,939,871	1,628,218
Cost of professional services	579,547	467,894

Total cost of revenues	2,519,418	2,096,112

Gross profit	5,504,398	1,946,369

Operating expenses:
Sales and marketing expense	273,857	162,667
General and administrative expense	1,705,520	1,080,046

Total operating expenses	1,979,377	1,242,713

Earnings from operations	3,525,021	703,656
Interest expense	27,065	36,482
Loss on derivative instrument	19,321	—

Earnings before income taxes	3,478,635	667,174
Income taxes	1,401,231	361,721

Net earnings	2,077,404	305,453
Preferred stock dividends	—	157,200

Net earnings available to common stockholders	2,077,404	148,253

Basic earnings per share	$.08	.04

Diluted earnings per share	$.08	.02

Unaudited proforma tax and earnings available to common stockholders and per share information for S Corporation periods:
Net earnings available to common stockholders		148,253
Proforma income tax expense adjustment		31,454

Proforma net earnings		$116,799

Proforma basic earnings per share		$.03

Proforma diluted earnings per share		$.01

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2006 and 2005

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Notes Receivable	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	137,542,776	$137,543	134,720,015	$134,720	1,240,703	257,304	(164,296)	1,605,974
Preferred stock dividends (unaudited)	—	—	—	—	—	(157,200)	—	(157,200)
Retirement of 22,000,000 shares of preferred stock (unaudited)	(22,000,000)	(22,000)	—	—	(978,000)	—	—	(1,000,000)
Net earnings (unaudited)	—	—	—	—	—	305,453	—	305,453

Balance at March 31, 2005 (unaudited)	115,542,776	$115,543	134,720,015	$134,720	262,703	405,557	(164,296)	754,227

Balance at December 31, 2005	—	—	25,219,282	$25,220	4,054,408	(982,390)	(64,856)	3,032,382
Exercise of common stock options (unaudited)	—	—	6,250	6	994	—	—	1,000
Warrant liability reclassified to stockholders’ equity (unaudited)	—	—	—	—	3,283,135	—	—	3,283,135
Stock compensation (unaudited)	—	—	—	—	30,435	—	—	30,435
Net earnings (unaudited)	—	—	—	—	—	2,077,404	—	2,077,404

Balance at March 31, 2006 (unaudited)	—	$—	25,225,532	$25,226	7,368,972	1,095,014	(64,856)	8,424,356

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$2,077,404	305,453
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	35,870	26,529
Amortization	217,009	—
Deferred income taxes (benefit)	(40,798)	109,767
Loss on derivative instrument	19,321	—
Stock compensation	30,435	—
Increase in accounts receivable	(849,155)	(159,021)
(Increase) decrease in prepaid expenses and other	(123,973)	57,172
Increase (decrease) in accounts payable	189,805	(25,875)
Increase (decrease) in accrued liabilities	428,423	(14,151)
Decrease in deferred revenue	(196,912)	—

Net cash provided by operating activities	1,787,429	299,874

Cash flows from investing activity-
Purchase of office equipment	(50,288)	(25,946)

Cash flows from financing activities:
Retirement of preferred stock	—	(1,000,000)
Repayment of note payable	(693,000)	—
Net (decrease) increase in revolving lines of credit	(726,000)	580,000
Cash dividends	—	(157,200)
Exercise of common stock options	1,000	—

Net cash used in financing activities	(1,418,000)	(577,200)

Net increase (decrease) in cash	319,141	(303,272)

Cash at beginning of period	576,096	590,100

Cash at end of period	$895,237	286,828

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34,833	5,113

Income taxes	$743,416	131,826

Noncash financing and investing activity-
Common stock warrants reclassified to additional paid-in- capital	$3,283,135	—

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

(1) Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of InterSearch Group, Inc. and it’s wholly-owned subsidiaries which consist of Walnut Ventures, Inc. (“Walnut”), InterSearch Corporate Services, Inc. (“ICS”), La Jolla Internet Properties, Inc. (“La Jolla”), Internet Revenue Services, Inc. (“IRS”), Overseas Internet Properties, Inc. (“Overseas”), and Dotted Ventures, Inc. (“Dotted”), collectively, the “Company”.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions of Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Walnut, which was acquired by the Company through a reverse acquisition in December 2004, operates in the pay-per-click search engine and internet advertising industries.

ICS, which was acquired by the Company in November 2004, is engaged principally in the business of providing highly skilled internet and technology consultants through outsourcing to entities operating within the banking, insurance and securities sectors. ICS’s primary market is the continental United States.

La Jolla as discussed in Note 4, was acquired by the Company on February 11, 2005. La Jolla operates in the pay-per-click search engine and internet advertising industries.

IRS, which was formed by the Company in 2005, owns and maintains a large portion of the domain portfolio that operates in the direct navigation market, including www.irs.com.

Overseas, which was formed by the Company in 2005, operates in the international pay-per-click search engine and internet advertising industries.

Dotted, which the Company acquired 100% of the stock in February 2006, owns an ICANN accredited domain Registrar business that is expected to help the Company build out its service offering in and around domain portfolio management. Given the immateriality of the consideration associated with the transaction as well as the immateriality of the operational activities of Dotted prior to the acquisition by the Company, this acquisition does not warrant FASB 141 disclosures.

(2) Significant Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

The Company’s significant accounting policies are disclosed in the Company’s Annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, continued

Stock Compensation

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, 772,539 stock options were not fully vested.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three-months ended March 31, 2006, was approximately $30,000 lower than if it had continued to be accounted for as share-based compensation under Opinion 25. As of March 31, 2006, the Company had 784,258 nonvested options outstanding and there was $198,655 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through December 31, 2009.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

Three Months Ended March 31, 2005
Net earnings available to common stockholders, as reported	$148
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(15)

Proforma net earnings	$133

Basic earnings per share:
As reported	$.04

Proforma	$.04

Diluted earnings per share:
As reported	$.02

Proforma	$.02

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

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, continued

Stock Compensation, continued

The Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”) as of December 16, 2005. This termination will not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and be governed by the 2004 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. At March 31, 2006, 404,124 shares remain available for grant.

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Average Per Share Price	Weighted- Aggregate Option Price
Outstanding at December 31, 2005	999,375	$.74	.74	742
Granted	100,000	1.60	1.60	160
Exercised	(6,250)	.16	.16	(1)

Outstanding at March 31, 2006	1,093,125	$.82	.82	901

No stock options were granted during the three-months ended March 31, 2005. The fair value of each option granted for the three-months ended March 31, 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31, 2006
Risk-free interest rate	4.61%
Dividend yield	—
Expected volatility	34%
Expected life in years	6
Grant-date fair value of options issued during the period	$67,182
Per share value of options at grant date	$0.67

(3) Earnings Per Share

Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method and conversion of convertible preferred stock to common stock, using the if converted method. Common stock options were antidilutive as of March 31, 2005. On October 19, 2005, the Company executed a 1 for 40 reverse common stock split. All per share amounts have been restated to reflect the split. Earnings per common share have been computed based on the following:

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) Earnings Per Share, continued

	Three Months Ended March 31,
	2006				2005
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net earnings available to common stockholders	$2,077	25,220,949	$.08	$ 148	3,368,000	$.04
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	590,657	—	—
Incremental shares from assumed conversion of warrants	—	1,875,000	—	—
Incremental shares from assumed conversion of preferred stock	—	—		$ 157	15,696,736

Diluted:
Net earnings available to common stockholders and assumed conversions	$2,077	27,686,606	$.08	$ 305	19,064,736	$.02

(4) Merger and Acquisitions

On February 11, 2005, the Company acquired La Jolla. The agreement provided for the purchase of all outstanding common stock of La Jolla in exchange for 100,000 shares of Company Series B preferred stock. Series B preferred stock provided for the payment of aggregate cumulative cash dividends of $25,000 payable monthly and was convertible at any time at the option of the holder into ten shares of common stock. The Series B preferred stock was converted to common stock in September 2005. La Jolla and the Company were entities under common control due to common stockholders. The acquisition was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, stockholders’ equity, income and expenses of both companies are combined and recorded at their historical cost amounts. Accordingly, all prior period financial information in this report has been adjusted to include the accounts of La Jolla.

On September 29, 2005, the Company acquired the domain asset www.irs.com from DotCom Corporation. The agreement provided for the purchase of the asset in exchange for $5,000,000 cash at closing and $6,150,000 in Company common stock representing 1,025,000 shares of common stock to be held in escrow. The escrowed stock is callable at any time by the Company for $6,150,000. In accordance with SFAS No. 150 the Company has classified the $6,150,000 as common stock subject to mandatory redemption in the accompanying consolidated balance sheets. The Company is required to call the stock if an Underwritten Public Offering is executed and must call by August 12, 2006. If the Company fails to call the stock by August 12, 2006 it will be in default and the domain asset www.irs.com will revert back to DotCom Corporation. In the event of default DotCom Corporation will retain all previously paid proceeds. In addition, certain of the acquisition costs totaling $1,540,000 were structured as a 5% note payable with interest due monthly.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(4) Merger and Acquisitions, Continued

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

The acquisition was accounted for as a purchase transaction and, in accordance with generally accepted accounting principles, the total purchase price of $12,909,369 including acquisition costs of $1,759,369 was allocated to a specifically identifiable intangible asset, which consisted of www.irs.com, as determined by an external appraisal. The asset is amortized using the straight-line method over an estimated useful life of 15 years. Approximate future amortization expense for the five fiscal years subsequent to March 31, 2006 is as follows:

Year Ended December 31,	Amount
2006	$645,469
2007	860,625
2008	860,625
2009	860,625
2010	860,625

The unaudited consolidated results of operations on a proforma basis with DotCom Corporation as if the acquisition had occurred as of the beginning of the quarter ended March 31, 2005 are as follows:

Three Months Ended March 31, 2005
Revenue	$4,993,434
Net earnings	$428,150
Net earnings available to common stockholders	$270,950
Net earning per share - basic	$.03
Net earning per share - diluted	$.02

The proforma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

(5) Warrants

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

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(5) Warrants, continued

In addition, the Company entered into a registration rights agreement whereby the Company agreed to register for resale pursuant to the Securities Act, the shares of common stock purchased by Barron Partners L.P. and those issuable upon exercise of the purchased warrants. The registration rights agreement provided that a registration statement for the registration of these securities must be filed with the Securities and Exchange Commission by November 28, 2005 and must cause such registration statement to be declared effective by February 14, 2006. If the Company did not comply with the foregoing requirements, daily liquidated damages in an amount equal to 20% of the $5 million purchase price per annum, payable in monthly installments on the fifth business day of the calendar month next succeeding the month in which such failure occurred were payable to Barron Partners L.P. The Company’s obligation to pay liquidated damages terminated when the registration statement was declared effective on February 9, 2006. The fair value of the warrant liability, $3,283,135, was reclassified to stockholders’ equity on that date and an additional $19,321 was recorded as loss on derivative instrument.

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

(6) Income Taxes

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

(7) Preferred Stock

The Company has authorized 5,000,000 shares (adjusted for 40 to 1 reverse common stock split) of preferred stock of which 137,442,776 shares have been designated as Series A preferred stock. The Series A preferred stock provided for the payment of aggregate cumulative cash dividend of $40,000 payable each month. Each share of Series A preferred stock was convertible at any time, at the option of the holder into five shares of common stock. The Series A preferred stock had an aggregate liquidation value of $2,212,829.

On February 9, 2005, the Company designated 100,000 shares as Series B preferred stock. The Series B preferred stock provided for the payment of aggregate cumulative cash dividends of $25,000 payable each month. Each share of Series B preferred stock was convertible at any time, at the option of the holder into ten shares of common stock. On February 9, 2010 all Series B preferred stock would have been mandatorily convertible into common stock. The Series B preferred stock had an aggregate liquidation value of $1,000,000.

In 2005, the Company redeemed 762,500 (adjusted for the reverse common stock split) shares of Series A preferred stock for $1,500,000. The Company also converted 2,673,569 (adjusted for the reverse common stock split) shares of Series A preferred stock to common stock at a ratio of 5 shares of common stock for each share of Series A preferred stock and 2,500 (adjusted for the reverse common stock split) shares of Series B preferred stock at a ratio of 10 shares of common stock for each share of Series B preferred stock. As of March 31, 2006, the Company has no outstanding shares of preferred stock.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(8) Segment Information

The Company identifies operating segments based on management responsibility. The Company has two reportable segments: Corporate services which consists of professional services and internet search services which consists of pay per click-advertising services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant.

	Three Months Ended March 31,
	2006	2005
Revenues:
Internet search services	$7,199,472	3,433,336
Corporate services	824,344	609,145

	$8,023,816	4,042,481

Earnings from operations:
Internet search services	$3,493,200	678,063
Corporate services	31,821	25,593

	$3,525,021	703,656

	March 31, 2006	December 31, 2005
	(unaudited)
Segment assets:
Internet search services	$18,410,437	17,342,525
Corporate services	$789,219	816,180

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

InterSearch Group, Inc.

San Francisco, California:

We have reviewed the accompanying condensed consolidated balance sheet of InterSearch Group, Inc. and Subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of earnings, stockholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

May 8, 2006

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this quarterly report, it is important that you also read the financial statements and related notes included elsewhere in this report and our special financial report on From 10-KSB for the fiscal year ended December 31, 2005. This section of this quarterly report contains forward–looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward–looking statement for many reasons, including those described in the section entitled “Risk Factors” of our registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 23, 2005, as amended. The risks described in our registration statement on Form SB-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

OVERVIEW

We primarily provide Internet search services that facilitate access to relevant information on the Internet. Our Internet search services enable businesses to increase their online transactions through targeted online advertising to Internet users in response to their keyword search queries. We also provide corporate services, which includes Internet technology professional services to a variety of companies primarily in the financial services industry.

We review our operations based on both our financial results and non–financial measures. Our primary source of revenue is our Internet search services. Among the key financial factors upon which management focuses in reviewing performance are revenue–per–click and cost–per–click, which for the three months ended March 31, 2006 were approximately $0.28 and $.08, respectively. When an Internet user clicks–through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. We currently depend, and expect to continue to depend in the near future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. Our advertising network partners, Yahoo! Search Marketing and Ask.com, formerly known as Ask Jeeves, together represented approximately 58% of our revenues for the three months ended March 31, 2006. In addition, one direct advertiser on our www.irs.com domain represented approximately 22% of our revenues for the three months ended March 31, 2006. In future quarters we anticipate this direct advertiser to be less than 10% of revenue. A significant reduction in click–throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest expense is traffic acquisition costs, which consists primarily of revenue–sharing payments to our distribution network partners for access to their online user traffic. We are striving to decrease our cost–per–click by increasing the number of proprietary web properties that we own and manage. When Internet users access our owned or managed websites through direct navigation, it reduces our payments to distribution network partners.

The key non–financial measure that management reviews is number of paid clicks which for the three months ended March 31, 2006 were approximately 25 million. Our revenue growth depends, in part, on our ability to increase the number of paid clicks on the sponsored listings of our advertising network partners and direct advertisers displayed on our distribution network. We intend to expand and diversify our proprietary traffic sources, specifically by increasing our presence in the direct navigation market and increasing the number of other proprietary web properties that we own and manage.

We currently depend on relatively few distribution network partners for the distribution of our services. On April 13th, 2006, Walnut Ventures, Inc. (“Walnut”), one of our wholly-owned subsidiaries, terminated the Technology/Software Distribution Agreement between Walnut and Direct Revenue, LLC, dated January 9, 2006. This agreement was primarily a distribution arrangement whereby customers of Direct Revenue could opt to install our search engine technology when installing other software applications offered by Direct Revenue. Prior to the termination of this Technology/Software Distribution Agreement with Direct Revenue, Direct Revenue was our largest distribution partner. We derived approximately 35% and 19% of our total revenue from distribution through Direct Revenue for the fiscal years ended December 31, 2004 and December 31, 2005, respectively. Our revenues attributable to distribution through Direct Revenue continued to decline to approximately 4% of our total revenue for the quarter ended March 31, 2006, as compared to approximately 31% of our total revenue for the quarter ended March 31, 2005.

The historical financial information reflected in this Quarterly Report does not include certain expenses that we will incur as the result of being a public company. For example, we will incur expenses relating to compliance with the provisions of the Sarbanes–Oxley Act of 2002 and the reporting requirements of the SEC. In addition, our operating expenses will increase as a result of implementing our growth strategy, as we will likely improve our information systems and reporting systems and increase personnel.

Business Segments

For financial reporting purposes, our business is divided into two segments: corporate services, which includes Internet and technology professional services and Internet search services.

Internet Search Services

Our primary source of revenue is our Internet search services, which represented 90% of our revenues for the quarter ended March 31, 2006 as compared to 85% for the quarter ended March 31, 2005. With respect to our Internet search services, we typically generate revenue each time an Internet user initiates a search on our distribution network, which includes search engines and web properties, and clicks-through on an advertiser listing. Businesses purchase listings from our advertising network partners, which we display on our network in response to targeted keyword searches performed by Internet users. These listings are compiled and provided to us by our advertising network partners. We also generate revenue from online user traffic visiting our websites through direct navigation. We similarly may display on these websites the pay-per-click listings of our advertising network partners and of our direct advertisers that are relevant to the web property. We share in revenues generated by the sponsored listings of our direct advertisers rather than receiving a pay-per-click fee.

Our cost of revenues for our Internet search services primarily consists of traffic acquisition costs that relate to payments to our distribution network partners for access to their online user traffic. We enter into agreements of varying durations with distribution partners that integrate our pay-for-performance search services into their sites. The primary economic structure of our distribution partner agreements is a variable payment based on a specified percentage of revenue. Other economic structures that we may use to a lesser degree include:

•	variable payments based on a specified metric, such as number of paid click-throughs;

•	fixed payments, based on a guaranteed minimum amount of usage delivered; and

•	A combination arrangement with both fixed and variable amounts.

Our method of expensing traffic acquisition costs is based on whether the agreement provides for variable or fixed payments. Agreements with variable payments based on a percentage of revenue, number of paid click-throughs or other metrics are generally expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate. Agreements with fixed payments are generally expensed at the greater of: (1) pro-rata over the term the fixed payment covers; or (2) usage delivered to date divided by the guaranteed minimum amount of usage delivered.

Corporate Services

We also provide corporate services, which includes Internet and technology professional services to companies primarily in the financial services industry. Our corporate services accounted for 10% of our revenues for the quarter ended March 31, 2006 as compared to 15% of our revenues for the quarter ended March 31, 2005.

Corporate services revenues are driven by hours billed and billing rates, as well as amounts billed on a fixed bid project basis. Our corporate services business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions as well as minimizing operating costs necessary to effectively support such activities. Gross profit from our corporate services is determined by deducting consultant pay, taxes, benefits and other related costs from corporate services revenues. Management compensation is included in general and administrative expenses along with administrative and corporate employee compensation.

Quarterly Results May Fluctuate

We enter into agreements with various distribution partners to provide distribution for the URL strings and advertisement listings of our advertising network partners. We generally pay distribution partners based on a percentage of revenue or a fixed amount per click-through on these listings. The level of click-throughs contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly, for several reasons, including our ability to increase our distribution, which impacts the number of Internet users who have access to advertisers’ listings on our network, the amount these advertisers spend on their sponsored listings and the number of our advertising network partners.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of click-throughs we will deliver to our advertising network partners and web properties, how much advertisers will spend, and the rate of revenue sharing with our distribution network partners.

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of Internet usage. As is typical in our industry, the second and third quarters of the calendar year generally experience relatively lower usage than the first and fourth quarters. It is generally understood that during the spring and summer months of the year, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. In addition, we expect that our acquisition of the website business of www.irs.com will further cause our revenues to be largely seasonal in nature, with peak revenues occurring during the tax filing season of January through April. Therefore, our quarterly results should not be relied upon as indicative of results for the entire fiscal year.

RESULTS OF OPERATIONS

The following table sets forth information for the three months ended March 31, 2006 and 2005 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly.

	Three months ended March 31,
	2006	2005
	(in thousands)
Statements of Operations Data:
Revenues	$8,024	$4,042

Cost of revenues:
Traffic acquisition costs	1,940	1,628
Cost of professional services	580	468
Sales and marketing	274	163
General and administrative	1,706	1,080

Total expenses	4,500	3,339

Earnings from operations	3,524	703
Interest expense	27	36
Loss on derivative instrument	19	—

Earnings before income taxes	3,478	667
Income taxes	1,401	362

Net earnings	2,077	305
Preferred stock dividends	—	157

Net earnings available to common stockholders	2,077	148

Pro forma tax and earnings available to common stockholders for S Corporation period -
Pro forma income tax expense adjustment	—	31

Pro forma net earnings	$2,077	$117

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2006	2005
Revenues	100%	100%

Cost of revenues:
Traffic acquisition costs	24	40
Cost of professional services	7	12
Sales and marketing	4	4
General and administrative	21	27

Total expenses	56	83

Earnings from operations	44	17
Interest expense	1	—
Loss on derivative instrument	—	—

Earnings before income taxes	43	17
Income taxes	17	9

Net earnings	26	8
Preferred stock dividends	—	4

Net earnings available to common stockholders	26	4

Pro forma tax and earnings available to common stockholders for S Corporation period -
Pro forma income tax expense adjustment	—	1

Pro forma net earnings	26	3

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue. Revenue increased 99% from $4 million for the three months ended March 31, 2005 to $8 million for the same period in 2006. Of this $4 million increase, 5% was derived from our Internet technology professional business, while the other 95% was generated by our Internet search services. This increase was primarily attributable to the increase in proprietary web traffic. The largest source of proprietary traffic resulted from the acquisition of the domain www.irs.com in September 2005. The remainder was due to the increase in Search Engine Marketing (SEM) and Search Engine Optimization (SEO) efforts for the first quarter of 2006. Because a significant portion of our revenues are currently derived from the domain www.irs.com, we expect that our revenue growth will be slower in the second, third, and fourth fiscal quarters of 2006.

Traffic acquisition cost. Although revenues increased 99%, traffic acquisition costs only increased 19%, from $1.6 million for the three months ended March 31, 2005 to $1.9 million for the same period in 2006. This is primarily the result of the acquisition of www.irs.com which had direct costs of $138,000, or 5% with revenue of $2.8 million. This reflects our continued focus of resources on generating traffic to our proprietary web properties through SEM, SEO, and the direct navigation market which yields higher margins.

Cost of professional services. InterSearch Corporate Services revenue increased 35% from $609,000 for the three months ended March 31, 2005 to $825,000 for the same period in 2006. The increase in cost of professional services of $112,000 or 24% is a direct result of the increase in revenue. The increase in overall margins is due to the addition of new clients, the business mix of existing clients and the cost structures of certain projects in the respective time period. We expect volatility within a certain range based on the business mix of our clientele. The costs consist primarily of wages, taxes, benefits, and fees paid to employees and subcontractors directly related to the generation of professional services revenue.

Sales and marketing. Sales and marketing expense increased from $163,000 for the year ended March 31, 2005 to $274,000 for the same period in 2006. This increase of $111,000 is mainly attributable to an increase in sales personnel cost of $91,000 due to additional sales staff. The remaining $20,000 is a result of tradeshows and direct marketing.

General and administrative. General and administrative expenses increased 58% from $1.1 million for three months ended March 31, 2005 to $1.7 million for the same period in 2006. The increase was due to an increase in personnel costs of $264,000, an increase in depreciation and amortization of $226,000, an increase in professional fees of $56,000 and an increase in facility and other various operating costs of $80,000. The increases from an overall standpoint were necessary to support the continued growth in operations. We expect that our general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company, such as professional fees and insurance.

Interest expense. Interest expense was $36,000 for the three months ended March 31, 2005 compared to $27,000 for the same period in 2006. Interest expense in both periods is related to the continued use of our credit facility.

Loss on derivative instrument. In accordance with Emerging Issue Tax Force (“EITF”) 00–19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, which requires that warrants be recorded at fair value, the Company expensed the change in fair value of the warrants between December 31, 2005 and February 9, 2006, the effective date of our registration statement. Using the Black–Scholes option–pricing model the fair value of the warrants was estimated to be $3.3 million at February 9, 2006. The Company recorded an additional $19,300 as loss on derivative and reclassified the common stock warrant liability to stockholders’ equity. The additional expense is a non–cash item and is also not tax deductible. The adjustments required by EITF 00–19 resulted from the registration rights agreement liquidated damages provision.

Income taxes. Our provision for income taxes was $362,000, an effective tax rate of 54%, for the three months ended March 31, 2005 and increased to $1.4 million, an effective tax rate of 40%, for the same period in 2006. The effective tax rate for the three months ended March 31, 2005 included approximately $92,000 resulting from the conversion of La Jolla to a C corporation. This increase is primarily a result of an increase in our pretax earnings from $667,000 for the three months ended March 31, 2005 compared to pretax earnings of $3.5 million for the three months ended March 31, 2006.

Net earnings. Net earnings available to common stockholders for the three months ended March 31, 2006 was $2.1 million or $.08 per basic and diluted share compared to $148,000 or $.04 per basic and $.02 per diluted share for the same period in 2005. After considering the effect of S corporation results included in the 2005 period net earnings would have been $116,000 or $.03 per basic and $.01 per diluted share.

Preferred stock dividends. Preferred stock dividends resulted from the Walnut Ventures merger in December 2004 and the La Jolla Internet Properties merger in February 2005. There were preferred stock dividends of $157,000 for the three months ended March 31, 2005 and $0 for the same period in 2006. All preferred stock was converted to common stock on September 23, 2005 and accordingly preferred stock dividends were terminated.

Segment Results

	Three Months Ended March 31,
	2006	2005
Revenues:
Internet search services	$7,199,472	3,433,336
Corporate services	824,344	609,145

	$8,023,816	4,042,481

Earnings from operations:
Internet search services	$3,493,200	678,063
Corporate services	31,821	25,593

	$3,525,021	703,656

Internet Search Services

Revenue. Revenue increased 110% from $3.4 million for the three months ended March 31, 2005 to $7.2 million for the same period in 2006. This increase was primarily attributable to the increase in proprietary web traffic. The largest source of proprietary traffic resulted from the acquisition of the domain www.irs.com in September 2005.

Earnings from operations. Earnings from operations increased 415% from $678,000 for the three months ended March 31, 2005 to $3.5 million for the same period in 2006. This increase was primarily attributable to the minimal direct costs associated with the operations of the domain www.irs.com which yielded higher margins. In addition, a significant increase in operating expenses was not necessary to facilitate the operations that resulted from the acquisition of www.irs.com.

Corporate Services

Revenue. Revenue increased 35% from $609,000 for the three months ended March 31, 2005 to $824,000 for the same period in 2006. This increase was primarily attributable to the addition of new clients, the business mix of existing clients and the cost structures of certain projects in the respective time period.

Earnings from operations. Earnings from operations increased 24% from $26,000 for the three months ended March 31, 2005 to $32,000 for the same period in 2006. Despite a significant increase in revenue, earnings from operations remained relatively constant due to additional sales and administrative personnel.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of March 31, 2006, we had $895,000 in cash as compared to $576,000 at December 31, 2005.

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

In connection with the foregoing acquisition, we are obligated to pay a finder’s fee of $1,540,000 to Smash Clicks, LLC, of which $693,000 plus interest thereon was due and paid by January 15, 2006 and $847,000 of which is payable upon the earlier of August 12, 2006 or the date on which we fulfill our obligation to repurchase the escrow shares. The amount payable to Smash Clicks, LLC bears interest at the rate of 5% per annum. We will likely require additional funding to meet our obligation to repurchase the shares of our common stock issued to DotCom Corporation as consideration in our acquisition transaction for a purchase price of $6,150,000 and to pay the remaining finder’s fee to Smash Clicks, LLC. As of March 31, 2006, assets acquired from DotCom Corporation comprised approximately $12.5 million or 65% of our consolidated total assets.

We have a $3.75 million revolving line of credit with Silicon Valley Bank. We borrowed $1.5 million under this facility in connection with repurchases of our preferred stock in February and April 2005. As of March 31, 2006, we had $0 of principal outstanding under this credit facility. Advances under our credit facility bore interest at an effective rate of approximately 6.75% at March 31, 2005, and requires the payment of a collateral handling fee of 0.1% per month of financed receivables.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We intend to use cash flow from operations, availability under our credit line or a combination of both to fund anticipated levels of operations for the next 12 months. If our warrants are not exercised for cash, we will likely need to raise additional capital through debt or equity financings in order to fund all or part of our remaining obligation to repurchase escrowed shares for a purchase price of $6,150,000 pursuant to the DotCom Corporation acquisition agreement and to pay the remaining $847,000 finder’s fee plus interest to Smash Clicks, LLC. We may also need additional financing in order to consummate acquisitions. We expect our purchase of Internet domain names or web properties to increase as we continue to establish a position in the direct navigation market. There is no assurance that our warrants will be exercised for cash or that we will be able to borrow funds or raise additional equity financing. Furthermore, our financing documents with Barron Partners provide a formula for determining our borrowing limit equal to $9.2 million as of March 31, 2006 and restrict our ability to engage in any financing involving the issuance of preferred stock or convertible debt without their consent. We are currently exploring potential debt and equity financings in order to meet our obligations to DotCom Corporation and Smash Clicks, LLC. If we are required to fund a significant portion of our obligation to DotCom Corporation or Smash Clicks, LLC with available cash from operations, we will need to raise additional capital through debt or equity financings in order to fund anticipated levels of operations beyond the next twelve months.

In the comparisons below, net cash flows provided by operating activities primarily consist of net earnings adjusted for certain items such as depreciation and amortization, deferred income taxes and changes in working capital.

Cash Flows for the Three Months Ended March 31, 2006

Net cash provided by operating activities for the three months ended March 31, 2006 was $1.8 million consisting primarily of net earnings of $2.1 million decreased by $300,000 as a result of the increased growth in operations in 2006 that led to an increase in accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2006 of $50,000 primarily was for the purchase of computer and office equipment.

Net cash used in financing activities for the three months ended March 31, 2006 was $1.4 million. This is primarily attributable to the net decrease in our credit facility of $726,000 and the first installment of the Smashclicks, LLC note payable of $693,000. As of March 31, 2006 we did not have an outstanding principal balance on our credit facility.

Cash Flows for the Three Months Ended March 31, 2005

Net cash provided by operating activities for the three months ended March 31, 2005 was $300,000 consisting primarily of net earnings of $305,000.

Net cash used in investing activities for the three months ended March 31, 2005 of $26,000 primarily was for the purchase of computer and office equipment.

Net cash used in financing activities for the three months ended March 31, 2005 of $577,000 is primarily a result of the repurchase of preferred stock for $1.0 million and an increase in our credit facility of $580,000 to fund the repurchase. The remaining $157,000 is attributable to preferred stock dividend payments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are discussed in Note 2 to our unaudited condensed consolidated financial statements appearing at the beginning of this quarterly report and fully disclosed in our Special Financial Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue

We currently generate revenue through our operating businesses by providing Internet search services and corporate services, including Internet and technology professional services. With respect to our Internet search services, we typically recognize revenue when an Internet user clicks–through on an advertiser’s listing displayed on our network.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines and our websites on which we include our advertisers’ listings and those of our advertising network partners. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click–through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with Emerging Issue Task Force (“EITF”) Issue No. 99–19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser.

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

We apply the provisions of the Financial Accounting Standards Board’s (FASB) Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Asset.” (SFAS 144).

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

We review our long–lived assets for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment results in a write down to fair market value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Common Stock Subject to Mandatory Redemption

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The Company issued 1,025,000 shares of common stock in connection with the acquisition of certain assets of DotCom Corporation, which are being held in escrow. Upon the occurrence of certain events, the Company must redeem these shares, and therefore, such shares fall within the scope of SFAS 150 and have been reflected accordingly on our condensed consolidated financial statements.

Income Taxes

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

The stockholders of La Jolla elected to be taxed as an S-Corporation prior to the merger with the Company in February 2005. Therefore, no provision for income taxes in included for La Jolla for the period prior to the common control merger with the Company.

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

Interest Rates. We are exposed to interest rate changes primarily related to the variable interest rate on our credit facility. The objective of our interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may enter into derivative financial instruments such as interest rate swaps, caps or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We have no plans to enter into derivative or interest rate transactions for speculative purposes.

ITEM 3. CONTROLS AND PROCEDURES

The Chief Executive Officer, Daniel M. O’Donnell, and the Chief Financial Officer, Gary W. Bogatay, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report that have affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any legal proceedings other than routine litigation arising in the normal course of business. We do not believe the results of such litigation, even if the outcome were unfavorable to us, would have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	InterSearch Group, Inc. CEO Certification pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	InterSearch Group, Inc. CFO Certification pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	InterSearch Group, Inc. CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	InterSearch Group, Inc. CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSEARCH GROUP, INC.

May 12, 2006	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2006	By	/s/ Gary W. Bogatay, Jr.
Gary W. Bogatay, Jr.
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)