Form 10QSB
period 2006-06-30
Intersearch Group Inc
filed 2006-08-14
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

As of July 31, 2006, there were 25,000,741 shares of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets

Current assets:
Cash	$875	576
Accounts receivable	3,618	3,206
Prepaid expenses and other	452	227
Deferred income taxes	18	—

Total current assets	4,963	4,009

Office equipment, net	645	257
Patents and trademarks, net	67	71
Domains, net	12,544	12,694
Goodwill	573	573
Deferred income taxes	522	554

Total	$19,314	18,158

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving line of credit	—	726
Accrued liabilities	1,775	1,831
Accounts payable	1,261	1,226
Deferred revenue	—	300
Deferred income taxes	—	89
Note payable	847	1,540
Common stock subject to mandatory redemption	6,150	6,150
Common stock warrants	—	3,264

Total current liabilities	10,033	15,126

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized, 24,978,657 and 25,219,282 shares issued and outstanding	25	25
Additional paid-in capital	7,177	4,054
Retained earnings (accumulated deficit)	2,079	(982)
Notes receivable for common stock issued	—	(65)

Total stockholders’ equity	9,281	3,032

Total	$19,314	18,158

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Internet search services	$5,790	3,058	12,990	6,492
Corporate services	642	781	1,466	1,390

Total revenues	6,432	3,839	14,456	7,882

Cost of revenues:
Traffic acquisition cost	1,877	1,589	3,817	3,217
Cost of professional services	488	581	1,067	1,049

Total cost of revenues	2,365	2,170	4,884	4,266

Gross profit	4,067	1,669	9,572	3,616

Operating expenses:
Sales and marketing expense	227	203	501	336
General and administrative expense	2,153	1,254	3,858	2,364

Total operating expenses	2,380	1,457	4,359	2,700

Earnings from operations	1,687	212	5,213	916
Interest expense	8	29	36	66
Loss on derivative instrument	—	—	19	—

Earnings before income taxes	1,679	183	5,158	850
Income taxes	696	75	2,097	435

Net earnings	983	108	3,061	415
Preferred stock dividends	—	171	—	328

Net earnings (loss) available to common stockholders	$983	(63)	3,061	87

Basic earnings (loss) per share	$.04	(.02)	.12	.03

Diluted earnings (loss) per share	$.04	(.02)	.11	.02

Unaudited proforma tax and earnings (loss) available to common stockholders and per share information for S Corporation periods:
Net (loss) earnings available to common stockholders		(63)		87
Proforma income tax expense adjustment		32		32

Proforma net (loss) earnings		$(95)		55

Proforma basic (loss) earnings per share		$(.03)		.02

Proforma diluted (loss) earnings per share		$(.03)		.02

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2006 and 2005

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Notes Receivable	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	137,542,776	$138	134,720,015	$135	1,240	257	(164)	1,606
Common stock dividends (unaudited)	—	—	—	—	—	(30)	—	(30)
Preferred stock dividends (unaudited)	—	—	—	—	—	(328)	—	(328)
Retirement of 30,500,000 shares of preferred stock (unaudited)	(30,500,000)	(31)	—	—	(1,469)	—	—	(1,500)
Net earnings (unaudited)	—	—	—	—	—	415	—	415

Balance at June 30, 2005 (unaudited)	107,042,776	$107	134,720,015	$135	(229)	314	(164)	163

Balance at December 31, 2005	—	—	25,219,282	$25	4,054	(982)	(65)	3,032
Exercise of common stock options (unaudited)	—	—	9,375	—	2	—	—	2
Common stock offering costs (unaudited)	—	—	—	—	(9)	—	—	(9)
Warrant liability, reclassified to stockholders’ equity (unaudited)	—	—	—	—	3,283	—	—	3,283
Retirement of 250,000 shares of common stock (unaudited)	—	—	(250,000)	—	(250)	—	—	(250)
Repayment of notes receivable (unaudited)	—	—	—	—	—	—	65	65
Stock compensation (unaudited)	—	—	—	—	97	—	—	97
Net earnings (unaudited)	—	—	—	—	—	3,061	—	3,061

Balance at June 30, 2006 (unaudited)	—	$—	24,978,657	$25	7,177	2,079	—	9,281

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$3,061	415
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	74	54
Amortization	438	—
Deferred income taxes (benefit)	(75)	92
Loss on derivative instrument	19	—
Stock compensation	97	—
(Increase) decrease in accounts receivable	(412)	281
(Increase) decrease in prepaid expenses and other	(225)	15
Increase (decrease) in accounts payable	35	(298)
Decrease in accrued liabilities	(56)	(84)
Decrease in deferred revenue	(300)	—

Net cash provided by operating activities	2,656	475

Cash flows from investing activities:
Purchase of office equipment	(462)	(32)
Purchase of domains	(284)	—

Net cash used in investing activities	(746)	(32)

Cash flows from financing activities:
Retirement of preferred stock	—	(1,500)
Retirement of common stock	(250)	—
Repayment of note payable	(693)	—
Repayment of note receivable	65	—
Net (decrease) increase in revolving lines of credit	(726)	1,016
Cash dividends	—	(358)
Common stock offering costs	(9)	—
Exercise of common stock options	2	—

Net cash used in financing activities	(1,611)	(842)

Net increase (decrease) in cash	299	(399)

Cash at beginning of period	576	590

Cash at end of period	$875	191

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33	26

Income taxes	$2,128	352

Noncash financing and investing activity-
Common stock warrants reclassified to additional paid-in-capital	$3,283	—

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions of Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

La Jolla, as discussed in Note 4, was acquired by the Company on February 11, 2005. La Jolla operates in the pay-per-click search engine and internet advertising industries.

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

(2) Significant Accounting Policies

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

The Company’s significant accounting policies are disclosed in the Company’s Annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of operations hrough December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, 772,539 stock options were not fully vested.

In addition, prior to the adoption of SFAS 123R, the tax benefits of stock option exercises were classified as operating cash flows. Since the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As the Company adopted the modified prospective transition method, the prior period cash flow statement was not adjusted to reflect current period presentation.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the six months ended June 30, 2006, was approximately $97,000 lower than if it had continued to be accounted for as share-based compensation under Opinion 25.

The following table illustrates the effect on net (loss) earnings and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net (loss) earnings available to common stockholders, as reported	$(63)	87
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	15	31

Proforma net (loss) earnings	$(78)	56

Basic (loss) earnings per share:
As reported	$(.02)	.03

Proforma	$(.02)	.02

Diluted (loss) earnings per share:
As reported	$(.02)	.02

Proforma	$(.02)	.02

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock Compensation, Continued. The Company established an Incentive Stock Option Plan (the “2004 Plan”) for officers, directors and employees of the Company and reserved 1,531,624 shares of common stock for the 2004 Plan. Both incentive stock options and nonqualified stock options could be granted under the 2004 Plan. The exercise price of the stock options was determined by the board of directors at the time of grant, but could not be less than the fair market value of the common stock on the date of grant. The options vest over four years. The options must be exercised within ten years from the date of grant.

The Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”) as of December 16, 2005. This termination did not affect any outstanding options under the 2004 Plan, and all such options continue to remain outstanding and governed by the 2004 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the Board of Directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock with respect to which awards under the 2005 Plan may be granted. At June 30, 2006, 180,920 shares remain available for grant.

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	999,375	$.74
Granted	415,000	1.60
Forfeited	(91,796)	.28
Exercised	9,375	.16

Outstanding at June 30, 2006	1,313,204	$1.06	7years	$709

Exercisable at June 30, 2006	271,021	$.20	8 years	$380

The total instrinsic value of options exercised during the three and six months ended June 30, 2006 was $4,500 and $13,500, respectively. At June 30, 2006, the Company had 1,042,183 nonvested stock options outstanding and there was $419,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through April 30, 2010. The total fair value of shares vested and recognized as compensation expense was $67,000 and $97,000 for the three and six months ended June 30, 2006, respectively, and the associated income tax benefit recognized was $8,000 and $20,000 in the three and six months ended June 30, 2006, respectively.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock Compensation, Continued. No stock options were granted during the three and six months ended June 30, 2005. The fair value of each option granted for the three and six months ended June 30, 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Risk-free interest rate	5.11%	4.61%-5.11%
Dividend yield	—	—
Expected volatility	32%	32%-34%
Expected life in years	6.25	6.25

Grant-date fair value of options issued during the period	$212,000	$279,000
Per share value of options at grant date	$0.67	$0.67

As part of its adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility of the Company’s stock.

(3) Earnings (loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method and conversion of convertible preferred stock to common stock, using the if converted method. Preferred stock dividends and stock options were antidilutive for the three months ended June 30, 2005. On October 19, 2005, the Company executed a 1 for 40 reverse common stock split. All per share amounts have been restated to reflect the split. Earnings (loss) per common share have been computed based on the following:

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) Earnings (loss) Per Share, continued

	Three Months Ended June 30,
	2006			2005
	Earnings	Weighted- Average Shares	Per Share Amount	Loss	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net earnings (loss) available to common stockholders	$983	25,198,101	$0.04	$(63)	3,368,000	$(0.02)
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	399,588		—	—
Incremental shares from assumed conversion of warrants	—	1,875,000		—	—	—

Diluted:
Net earnings available to common stockholders and assumed conversions	$983	27,472,689	$0.04	$(63)	3,368,000	$(0.02)

	Six Months Ended June 30,
	2006			2005
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net earnings available to common stockholders	$3,061	25,209,525	$0.12	$87	3,368,000	$0.03
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	359,254		—	223,601
Incremental shares from assumed conversion of warrants	—	1,875,000		—	—
Incremental shares from assumed conversion of preferred stock	—	—		328	14,645,139

Diluted:
Net earnings available to common stockholders and assumed conversions	$3,061	27,443,779	$0.11	$415	18,236,740	$0.02

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

On September 29, 2005, the Company acquired the domain asset www.irs.com from DotCom Corporation. The agreement provided for the purchase of the asset in exchange for $5,000,000 cash at closing and $6,150,000 in Company common stock representing 1,025,000 shares of common stock to be held in escrow. The escrowed stock was callable at any time by the Company for $6,150,000. In accordance with SFAS No. 150 the Company classified the $6,150,000 as common stock subject to mandatory redemption in the accompanying consolidated balance sheets. On July 21, 2006, the Company paid $6,150,000 and called the stock with the proceeds of the debt financing transaction discussed in Note 9. In addition, certain of the acquisition costs totaling $1,540,000 were structured as a 5% note payable with interest due monthly. The first installment of $693,000 plus applicable interest was paid on January 15, 2006 per the agreement and the remaining $847,000 plus applicable interest was paid on July 24, 2006.

The acquisition was accounted for as a purchase transaction and, in accordance with generally accepted accounting principles, the total purchase price of $12,909,369 including acquisition costs of $1,759,369 was allocated to a specifically identifiable intangible asset, which consisted of www.irs.com, as determined by an external appraisal. The asset is amortized using the straight-line method over an estimated useful life of 15 years. The Company also purchased certain domains in the three months ended June 30, 2006. These domains are being amortized over the estimated useful life of 5 years. Approximate future amortization expense for the five fiscal years subsequent to June 30, 2006 is as follows (in thousands):

Year Ended December 31,	Amount
2006	$460
2007	901
2008	901
2009	901
2010	901

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(4) Merger and Acquisitions, Continued

The unaudited consolidated results of operations on a proforma basis with DotCom Corporation as if the acquisition had occurred as of the beginning of the periods ended June 30, 2005 are as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenue	$4,510	9,503
Net earnings	$44	473
Net (loss) earnings available to common stockholders	$(126)	144
Net (loss) earnings per share - basic	$(.01)	.01
Net (loss) earnings per share - diluted	$(.01)	.01

The proforma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

(5) Warrants

In connection with the sale of common stock the Company issued warrants to Barron Partners L.P. to purchase 6,250,000 common shares at an exercise price of $1.20. The warrants expire September 29, 2010. The Company is required to pay a 10% cash commission and a 10% warrant commission to the original placement agents at the time of warrant exercise. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, assuming that the risk-free interest rate was 4.54%, there would be no dividends paid by the Company, the contractual life was 5 years and stock volatility was not significant due to the lack of an actively traded market. The fair value was estimated to be $1,493,122 on the closing date of the transaction. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, And Potentially Settled In, a Company’s Own Stock, which requires that the warrants be recorded at fair value, the Company expensed the change in fair value of the warrants between the time of issuance and December 31, 2005. Using the Black-Scholes option-pricing model, assuming that the risk-free rate was 4.39%, there would be no dividends paid by the Company, the expected life was 2.5 years and there was no stock volatility, the fair value of the warrants was estimated to be $3,263,814 at December 31, 2005. The adjustments required by EITF 00-19 resulted from the registration rights agreement liquidated damages provision discussed below.

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

On July 19, 2006, Barron Partners, L.P. exercised 833,334 warrants for $1.20 per warrant or an aggregate of $1 million dollars. In addition, as a result of this transaction, the original placement agents received $100,000 and 83,333 warrants exercisable at $1.20 per share and expiring September 2010. Using the Black-Scholes option-pricing model, assuming that the risk-free rate was 5.11%, there would be no dividends paid by the Company, the expected life was 2.5 years and 27% stock volatility the fair value was determined to be $49,000.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(5) Warrants, Continued

The Company also issued 625,000 warrants for services rendered by placement agents in connection with the sale of common stock. These warrants are exercisable at $.80 per share and expire September 29, 2010.

On October 7, 2005, the Company issued 39,063 warrants for services rendered by placement agents in connection with the sale of common stock. These warrants are exercisable at $1.60 per share and expire October 7, 2010.

On July 21, 2006, as part of the debt financing described in Note 9, the Company issued 477,000 warrants to the note investors. These warrants are exercisable at $1.60 per share and expire July 20, 2011.

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

In 2005, the Company redeemed 762,500 (adjusted for the reverse common stock split) shares of Series A preferred stock for $1,500,000. The Company also converted 2,673,569 (adjusted for the reverse common stock split) shares of Series A preferred stock to common stock at a ratio of 5 shares of common stock for each share of Series A preferred stock and 2,500 (adjusted for the reverse common stock split) shares of Series B preferred stock at a ratio of 10 shares of common stock for each share of Series B preferred stock. As of June 30, 2006, the Company has no outstanding shares of preferred stock.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Internet search services	$5,790	3,058	12,990	6,492
Corporate services	642	781	1,466	1,390

	$6,432	3,839	14,456	7,882

Earnings (loss) from operations:
Internet search services	$1,848	272	5,342	947
Corporate services	(161)	(60)	(129)	(31)

	$1,687	212	5,213	916

	June 30, 2006	December 31, 2005
	(unaudited)
Segment assets:
Internet search services	$18,637	17,343
Corporate services	$677	815

(9) Subsequent Events

In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes due 2011 in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60. The warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which totaled approximately $1.0 million. The debt issuance costs will be amortized over the term of the notes using the effective interest method. The Notes issued by the Company are secured by first lien on all assets of tax-related Internet domains, including www.irs.com, and a lien on all other assets of the Company, second to the liens on all other assets of the Company’s senior lender, Silicon Valley Bank. Prior to maturity, the Notes (i) will be interest-only for the first two years; (ii) will amortize 20% of the principal amount in year three; will amortize 25% of the principal amount in year four; and (iii) will amortize the remainder of the principal amount in year five, with payments of principal, as applicable, and interest due monthly. The Notes can be prepaid by the Company in whole or in part in any amount greater than $100,000 at any time without penalty. The Investors will have the right to accelerate repayment of the notes if, among other things, the Company does not meet certain financial ratios per the agreement as of the last day of any fiscal quarter. Using the Black-Scholes option-pricing model, assuming that the risk-free interest rate was 5.11%, there would be no dividends paid by the Company, the contractual life was 2.5 years and 27% stock volatility, the fair value of the warrants issued was estimated to be $171,000. The combined fair value of the common stock and warrants issued was estimated to be $483,000. The Company recorded original issue discount for this amount, which was reflected as a reduction of the outstanding subordinated debt balance of $7 million. The Company will amortize the original issue discount over the life of the loan using the effective interest method.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(9) Subsequent Events, continued

In addition, the Company is required to file a registration statement with the SEC covering the resale of the shares of common stock for which the warrants are exercisable within 30 days of the date of the timely filing of this quarterly report. The Company is required to cause such registration statement to become effective within 90 days of the timely filing of this quarterly report, which may be extended only (i) for such time as necessary for the Company to respond to one or more sets of comments by the SEC, and (ii) so long as the Company takes all action within its control with the cooperation of its legal counsel to respond to the SEC within 10 days of receipt of any such comments.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2006, and for the three- and six- month periods ended June 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

InterSearch Group, Inc.

San Francisco, California:

We have reviewed the accompanying condensed consolidated balance sheet of InterSearch Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of operations for the three- and six- month periods ended June 30, 2006 and 2005, the related condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company’s management.

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

August 8, 2006

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

We review our operations based on both our financial results and non–financial measures. Our primary source of revenue is our Internet search services. Among the key financial factors upon which management focuses in reviewing performance are revenue–per–click and cost–per–click, which for the six months ended June 30, 2006 were approximately $0.24 and $0.07, respectively. When an Internet user clicks–through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. We currently depend, and expect to continue to depend in the near future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. Our advertising network partners, Yahoo! Search Marketing and Ask.com, formerly known as Ask Jeeves, together represented approximately 74% and 65% of our revenues for the three and six months ended June 30, 2006, respectively. A significant reduction in click–throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest expense is traffic acquisition costs, which consists primarily of revenue–sharing payments to our distribution network partners for access to their online user traffic. We are striving to decrease our cost–per–click by increasing the number of proprietary web properties that we own and manage. When Internet users access our owned or managed websites through direct navigation, it reduces our payments to distribution network partners.

The key non–financial measure that management reviews is number of paid clicks which for the three and six months ended June 30, 2006 were approximately 27 million and 51 million, respectively. Our revenue growth depends, in part, on our ability to increase the number of paid clicks on the sponsored listings of our advertising network partners and direct advertisers displayed on our distribution network. We intend to expand and diversify our proprietary traffic sources, specifically by increasing our presence in the direct navigation market and increasing the number of other proprietary web properties that we own and manage.

We currently depend on relatively few distribution network partners for the distribution of our services. On April 13th, 2006, Walnut Ventures, Inc. (“Walnut”), one of our wholly-owned subsidiaries, terminated the Technology/Software Distribution Agreement between Walnut and Direct Revenue, LLC, dated January 9, 2006. This agreement was primarily a distribution arrangement whereby customers of Direct Revenue could opt to install our search engine technology when installing other software applications offered by Direct Revenue. Prior to the termination of this Technology/Software Distribution Agreement with Direct Revenue, Direct Revenue was our largest distribution partner. We derived approximately 35% and 19% of our total revenue from distribution through Direct Revenue for the fiscal years ended December 31, 2004 and December 31, 2005, respectively. Our revenues attributable to distribution through Direct Revenue continued to decline to approximately 4% of our total revenue for the quarter ended June 30, 2006, as compared to approximately 31% of our total revenue for the quarter ended June 30, 2005.

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

Internet Search Services

Our primary source of revenue is our Internet search services, which represented 90% of our revenues for the quarter ended June 30, 2006 as compared to 80% for the quarter ended June 30, 2005. With respect to our Internet search services, we typically generate revenue each time an Internet user initiates a search on our distribution network, which includes search engines and web properties, and clicks-through on an advertiser listing. Businesses purchase listings from our advertising network partners, which we display on our network in response to targeted keyword searches performed by Internet users. These listings are compiled and provided to us by our advertising network partners. We also generate revenue from online user traffic visiting our websites through direct navigation. We similarly may display on these websites the pay-per-click listings of our advertising network partners and of our direct advertisers that are relevant to the web property. We share in revenues generated by the sponsored listings of our direct advertisers rather than receiving a pay-per-click fee.

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

Corporate Services

We also provide corporate services, which includes Internet and technology professional services to companies primarily in the financial services industry. Our corporate services accounted for 10% of our revenues for the quarter ended June 30, 2006 as compared to 20% of our revenues for the quarter ended June 30, 2005.

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

RESULTS OF OPERATIONS

The following table sets forth information for the three months ended June 30, 2006 and 2005 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Statements of Operations Data:
Revenues	$6,432	3,839	14,456	7,882

Cost of revenues:
Traffic acquisition costs	1,877	1,589	3,817	3,217
Cost of professional services	488	581	1,067	1,049

Sales and marketing	227	203	501	336
General and administrative	2,153	1,254	3,858	2,364

Total expenses	4,745	3,627	9,243	6,966

Earnings from operations	1,687	212	5,213	916
Interest expense	8	29	36	66
Loss on derivate instrument	—	—	19	—

Earnings before income taxes	1,679	183	5,158	850
Income taxes	696	75	2,097	435

Net earnings	983	108	3,061	415
Preferred stock dividends	—	171	—	328

Net earnings (loss) available to common stockholders	$983	(63)	3,061	87

Proforma tax and (loss) earnings available to common stockholders for S Corporation period-
Pro forma income tax expense adjustment		32		32

Proforma net (loss) earnings		(95)		55

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%

Cost of revenues:

Traffic acquisition costs	29	41	26	41
Cost of professional services	8	15	7	13

Sales and marketing	4	5	4	4
General and administrative	33	33	27	30

Total expenses	74	94	64	88

Earnings from operations	26	6	36	12
Interest expense	—	1	—	1
Loss on derivate instrument	—	—	—	—

Earnings before income taxes	26	5	36	11
Income taxes	11	2	15	6

Net earnings	15	3	21	5
Preferred stock dividends	—	4	—	4

Net earnings (loss) available to common stockholders	15	(1)	21	1

Proforma tax and earnings (loss) available to common stockholders for S Corporation period-
Pro forma income tax expense adjustment	—	—	—	—

Proforma net earnings (loss)	15	(1)	21	1

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue. Revenue increased 68% from $3.8 million for the three months ended June 30, 2005 to $6.4 million for the same period in 2006. Of this $2.6 million increase, 100% was generated by our Internet search services. This increase was primarily attributable to the increase in proprietary web traffic. The largest source of proprietary traffic resulted from the acquisition of the domain www.irs.com in September 2005. The remainder was due to the increase in Search Engine Marketing (SEM) and Search Engine Optimization (SEO) efforts for the second quarter of 2006. Because a significant portion of our revenues are currently derived from the domain www.irs.com, we expect that our revenue growth will be slower in the third and fourth fiscal quarters of 2006.

Traffic acquisition cost. Although revenues increased 68%, traffic acquisition costs only increased 18%, from $1.6 million for the three months ended June 30, 2005 to $1.9 million for the same period in 2006. This is primarily the result of higher margins derived from www.irs.com, which had direct costs of $43,000, or 4% of $1.1 million in revenue. We continue to focus our resources on generating traffic to our proprietary web properties through SEM, SEO, and the direct navigation market which typically yields higher margins.

Cost of professional services. InterSearch Corporate Services revenue decreased 18% from $781,000 for the three months ended June 30, 2005 to $642,000 for the same period in 2006. The decrease in cost of professional services of $93,000 or 16% is a direct result of the decrease in revenue. The decrease in overall margins is due to the addition of new clients, the business mix of existing clients and the cost structures of certain projects in the respective time period. We expect volatility within a certain range based on the business mix of our clientele. The costs consist primarily of wages, taxes, benefits, and fees paid to employees and subcontractors directly related to the generation of professional services revenue.

Sales and marketing. Sales and marketing expense increased from $203,000 for the three months ended June 30, 2005 to $227,000 for the same period in 2006. This increase of $24,000 is mainly attributable to an increase in direct marketing and advertising costs of $18,000. The remaining $6,000 is a result of increased travel.

General and administrative. General and administrative expenses increased 72% from $1.3 million for three months ended June 30, 2005 to $2.2 million for the same period in 2006. The increase was due to an increase in personnel costs of $457,000, an increase in depreciation and amortization of $232,000, an increase in travel of $58,000, an increase in professional fees of $52,000 and an increase in facility and other various operating costs of $100,000. The increases from an overall standpoint were necessary to support continued growth in operations. We expect that our general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company, such as professional fees and insurance.

Interest expense. Interest expense was $29,000 for the three months ended June 30, 2005 compared to $8,000 for the same period in 2006. The decrease in interest expense is related to the limited use of our credit facility.

Income taxes. Our provision for income taxes was $75,000, an effective tax rate of 41%, for the three months ended June 30, 2005 and increased to $696,000, an effective tax rate of 41%, for the same period in 2006. This increase is primarily a result of an increase in our pretax earnings from $183,000 for the three months ended June 30, 2005 compared to pretax earnings of $1,679,000 for the three months ended June 30, 2006.

Net earnings. Net earnings available to common stockholders for the three months ended June 30, 2006 was $983,000 or $0.04 per basic and diluted share compared to a net loss of $63,000 or $0.02 per basic and diluted share for the same period in 2005. After considering the effect of S corporation results included in the 2005 period net loss would have been $95,000 or $0.03 per basic share.

Preferred stock dividends. Preferred stock dividends resulted from the Walnut Ventures merger in December 2004 and the La Jolla Internet Properties merger in February 2005. Preferred stock dividends totaled $171,000 for the three months ended June 30, 2005 and no dividends were paid for the same period in 2006. All preferred stock was converted to common stock on September 23, 2005 and accordingly preferred stock dividends were terminated.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue. Revenue increased 83% from $7.9 million for the six months ended June 30, 2005 to $14.5 million for the same period in 2006. Of this $6.6 million increase, 1% was derived from our Internet technology professional services, while the other 99% was generated by our Internet search services. This increase was primarily attributable to the increase in proprietary web traffic. The largest source of proprietary traffic resulted from the acquisition of the domain www.irs.com in September 2005. The remainder was due to the increase in Search Engine Marketing (SEM) and Search Engine Optimization (SEO) efforts for the first and second quarters of 2006. Because a significant portion of our revenues are currently derived from the domain www.irs.com, we expect that our revenue growth will be slower in the third and fourth fiscal quarters of 2006.

Traffic acquisition cost. Although revenues increased 83%, traffic acquisition costs only increased 19%, from $3.2 million for the six months ended June 30, 2005 to $3.8 million for the same period in 2006. This is primarily the result of higher margins derived from www.irs.com, which had direct costs of $181,000, or 5% of $4.0 million in revenue. We continue to focus our resources on generating traffic to our proprietary web properties through SEM, SEO, and the direct navigation market which typically yields higher margins.

Cost of professional services. InterSearch Corporate Services revenue increased 5% from $1.4 million for the six months ended June 30, 2005 to $1.5 million for the same period in 2006. The increase in cost of professional services of $18,000 or 2% is a direct result of the increase in revenue. The increase in overall margins is due to the addition of new clients, the business mix of existing clients and the cost structures of certain projects in the respective time period. We expect volatility within a certain range based on the business mix of our clientele. The costs consist primarily of wages, taxes, benefits, and fees paid to employees and subcontractors directly related to the generation of professional services revenue.

Sales and marketing. Sales and marketing expense increased from $336,000 for the year ended June 30, 2005 to $501,000 for the same period in 2006. This increase of $165,000 is mainly attributable to an increase in sales personnel cost of $137,000 due to additional sales staff. The remaining $28,000 is a result of tradeshows and direct marketing.

General and administrative. General and administrative expenses increased 63% from $2.4 million for six months ended June 30, 2005 to $3.9 million for the same period in 2006. The increase was due to an increase in personnel costs of $702,000, an increase in depreciation and amortization of $458,000, an increase in professional fees of $107,000 and an increase in facility and other various operating costs of $227,000. The increases from an overall standpoint were necessary to support the continued growth in operations. We expect that our general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company, such as professional fees and insurance.

Interest expense. Interest expense was $66,000 for the six months ended June 30, 2005 compared to $36,000 for the same period in 2006. The decrease in interest expense in related to the limited use of our credit facility.

Loss on derivative instrument. In accordance with Emerging Issue Tax Force (“EITF”) 00–19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, which requires that warrants be recorded at fair value, the Company expensed the change in fair value of the warrants between December 31, 2005 and February 9, 2006, the effective date of our registration statement. Using the Black–Scholes option–pricing model the fair value of the warrants was estimated to be $3.3 million at February 9, 2006. The Company recorded an additional $19,000 as loss on derivative and reclassified the common stock warrant liability to stockholders’ equity. The additional expense is a non–cash item and is also not tax deductible. The adjustments required by EITF 00–19 resulted from the registration rights agreement liquidated damages provision.

Income taxes. Our provision for income taxes was $435,000, an effective tax rate of 51%, for the six months ended June 30, 2005 and increased to $2.1 million, an effective tax rate of 41%, for the same period in 2006. The effective tax rate for the six months ended June 30, 2005 included approximately $ 92,000 resulting from the conversion of La Jolla to a C corporation. This increase is primarily a result of an increase in our pretax earnings from $850,000 for the six months ended June 30, 2005 compared to pretax earnings of $5.2 million for the six months ended June 30, 2006.

Net earnings. Net earnings available to common stockholders for the six months ended June 30, 2006 was $3.1 million or $0.12 per basic and $0.11 per diluted share compared to $87,000 or $0.03 per basic and $0.02 per diluted share for the same period in 2005. After considering the effect of S corporation results included in the 2005 period net earnings would have been $55,000 or $0.02 per basic and diluted share.

Preferred stock dividends. Preferred stock dividends resulted from the Walnut Ventures merger in December 2004 and the La Jolla Internet Properties merger in February 2005. There were preferred stock dividends of $328,000 for the six months ended June 30, 2005 and there were no dividends paid for the same period in 2006. All preferred stock was converted to common stock on September 23, 2005 and accordingly preferred stock dividends were terminated.

Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Internet search services	$5,790	3,058	12,990	6,492
Corporate services	642	781	1,466	1,390

	$6,432	3,839	14,456	7,882

Earnings (loss) from operations:
Internet search services	$1,848	272	5,342	947
Corporate services	(161)	(60)	(129)	(31)

	$1,687	212	5,213	916

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Internet Search Services

Revenue. Revenue increased 89% from $3.1 million for the three months ended June 30, 2005 to $5.8 million for the same period in 2006. This increase was primarily attributable to the increase in proprietary web traffic. The largest source of proprietary traffic resulted from the acquisition of the domain www.irs.com in September 2005.

Earnings from operations. Earnings from operations increased 579% from $272,000 for the three months ended June 30, 2005 to $1.8 million for the same period in 2006. This increase was primarily attributable to the minimal direct costs associated with the operations of the domain www.irs.com which yielded higher margins. In addition, a significant increase in operating expenses was not necessary to facilitate the operations that resulted from the acquisition of www.irs.com.

Corporate Services

Revenue. Revenue decreased 18% from $781,000 for the three months ended June 30, 2005 to $642,000 for the same period in 2006. This decrease was primarily attributable to the business mix of existing clients and the cost structures of certain projects in the respective time period.

Earnings(loss) from operations. Loss from operations increased 168% from a loss of $60,000 for the three months ended June 30, 2005 to a loss of $161,000 for the same period in 2006. This decrease was directly related to the decline in revenue, the business mix of existing clients, and the overall increase in general and administrative expenses.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Internet Search Services

Revenue. Revenue increased 100% from $6.5 million for the six months ended June 30, 2005 to $13.0 million for the same period in 2006. This increase was primarily attributable to the increase in proprietary web traffic. The largest source of proprietary traffic resulted from the acquisition of the domain www.irs.com in September 2005.

Earnings from operations. Earnings from operations increased 464% from $947,000 for the six months ended June 30, 2005 to $5.3 million for the same period in 2006. This increase was primarily attributable to the minimal direct costs associated with the operations of the domain www.irs.com which yielded higher margins. In addition, a significant increase in operating expenses was not necessary to facilitate the operations that resulted from the acquisition of www.irs.com.

Corporate Services

Revenue. Revenue increased 5% from $1.4 million for the six months ended June 30, 2005 to $1.5 million for the same period in 2006. This increase was primarily attributable to the addition of new clients, the business mix of existing clients and the cost structures of certain projects in the respective time period.

Earnings(loss) from operations. Loss from operations increased 316% from a loss of $31,000 for the six months ended June 30, 2005 to a loss of $129,000 for the same period in 2006. This increase was directly related to the decline in revenue, the business mix of existing clients, and the overall increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of June 30, 2006, we had $875,000 in cash as compared to $576,000 at December 31, 2005.

In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes due 2011 in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60. The warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which totaled approximately $1.0 million. The debt issuance costs will be amortized over the term of the notes using the effective interest method. The Notes issued by the Company are secured by first lien on all assets of tax-related Internet domains, including www.irs.com, and a lien on all other assets of the Company, second to the liens on all other assets of the Company’s senior lender, Silicon Valley Bank. Prior to maturity, the Notes (i) will be interest-only for the first two years; (ii) will amortize 20% of the principal amount in year three; will amortize 25% of the principal amount in year four; and (iii) will amortize the remainder of the principal amount in year five, with payments of principal, as applicable, and interest due monthly. The Notes can be prepaid by the Company in whole or in part in any amount greater than $100,000 at any time without penalty. The Investors will have the right to accelerate repayment of the notes if, among other things, the Company does not meet certain financial ratios per the agreement as of the last day of any fiscal quarter. Using the Black-Scholes option-pricing model, assuming that the risk-free interest rate was 5.11%, there would be no dividends paid by the Company, the contractual life was 2.5 years and 27% stock volatility, the fair value of the warrants issued was estimated to be $171,000. The combined fair value of the common stock and warrants issued was estimated to be $483,000. The Company recorded original issue discount for this amount, which was reflected as a reduction of the outstanding subordinated debt balance of $7 million. The Company will amortize the original issue discount over the life of the loan using the effective interest method.

In connection with the debt financing, the Company is required to file a registration statement with the SEC covering the resale of the shares of common stock for which the warrants are exercisable within 30 days of the date of the timely filing of this quarterly report. The Company is required to cause such registration statement to become effective within 90 days of the timely filing of this quarterly report, which may be extended only (i) for such time as necessary for the Company to respond to one or more sets of comments by the SEC, and (ii) so long as the Company takes all action within its control with the cooperation of its legal counsel to respond to the SEC within 10 days of receipt of any such comments.

The proceeds of the debt financing were used to pay the $6,150,000 option to call 1,025,000 shares of our common stock held for DotCom Corporation for the purchase of www.irs.com in September 2005 and $847,000 plus applicable interest remaining for settlement with SmashClicks, LLC, both of which were payable by August 12, 2006. As a result of these payments, the 1,025,000 shares of our common stock, which were being held in escrow, pursuant to the terms of the acquisition agreement with DotCom Corporation and were subject to mandatory redemption have been cancelled and returned to treasury.

We have a $3.75 million revolving line of credit with Silicon Valley Bank. We borrowed $1.5 million under this facility in connection with repurchases of our preferred stock in February and April 2005. As of June 30, 2006, we had no principal outstanding under this credit facility. Advances under our credit facility bore interest at an effective rate of approximately 7.25% at June 30, 2005, and require the payment of a collateral handling fee of 0.1% per month of financed receivables.

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

Cash Flows for the Six Months Ended June 30, 2006

Net cash provided by operating activities for the six months ended June 30, 2006 was $2.7 million consisting primarily of net earnings of $3.1 million decreased by net adjustments totaling $400,000 as a result of the increased growth in operations in 2006.

Net cash used in investing activities for the six months ended June 30, 2006 of $746,000 primarily was for the purchase of internet domains and the establishment of a data warehouse system.

Net cash used in financing activities for the six months ended June 30, 2006 was $1.6 million. This is primarily attributable to the net decrease in our credit facility of $726,000, the first installment of the note payable of $693,000 and the retirement of common stock for $250,000. As of June 30, 2006 we did not have an outstanding principal balance on our credit facility.

Cash Flows for the Six Months Ended June 30, 2005

Net cash provided by operating activities for the six months ended June 30, 2005 was $475,000 consisting primarily of net earnings of $415,000.

Net cash used in investing activities for the six months ended June 30, 2005 of $32,000 was for the purchase of computer and office equipment.

Net cash used in financing activities for the six months ended June 30, 2005 of $842,000 is primarily a result of the repurchase of preferred stock for $1.5 million and an increase in our credit facility of $1.0 to fund the repurchase. The remaining $358,000 is attributable to preferred stock dividend payments.

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

While our significant accounting policies are discussed in Note 2 to our unaudited condensed consolidated financial statements appearing at the beginning of this quarterly report and are fully disclosed in our Special Financial Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. To date, no impairment charge has been taken for the goodwill related to our acquisition of ICS. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2006, the holders of 53.3% of the outstanding common stock, by written consent in lieu of a special meeting of the stockholders, ratified and approved an amendment to the Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”), increasing from 744,124 to 1,744,124, the number of shares of common stock with respect to which awards under the Equity Incentive Plan may be granted. All stockholders were notified of the proposed amendment by an information statement on Schedule 14C mailed on July 7, 2006. Further information concerning these matters is contained in the Information Statement as filed with the Securities and Exchange Commission and available at www.sec.gov.

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

INTERSEARCH GROUP, INC.

August 14, 2006	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer (Principal Executive Officer)

August 14, 2006	By	/s/ Gary W. Bogatay, Jr.
Gary W. Bogatay, Jr.
Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)