Form 10QSB
period 2006-09-30
Intersearch Group Inc
filed 2006-11-09
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

As of October 31, 2006, there were 25,045,182 shares of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash	$645	576
Accounts receivable	3,369	3,206
Prepaid expenses and other	518	227
Deferred income taxes	22	—

Total current assets	4,554	4,009
Office equipment, net	1,131	257
Debt issuance costs, net	664	—
Patents and trademarks, net	85	71
Domains, net	13,651	12,694
Goodwill	573	573
Deferred income taxes	505	554

Total	$21,163	18,158

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line of credit	629	726
Accrued liabilities	1,540	1,831
Accounts payable	1,638	1,226
Deferred revenue	—	300
Deferred income taxes	—	89
Note payable	—	1,540
Common stock subject to mandatory redemption	—	6,150
Common stock warrants	—	3,264

Total current liabilities	3,807	15,126

Notes Payable, net of discount	6,537	—
Total Liabilities	10,344	15,126

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized, 25,032,682 and 25,219,282 shares issued and outstanding	25	25
Additional paid-in capital	8,635	4,054
Retained earnings (accumulated deficit)	2,159	(982)
Notes receivable for common stock issued	—	(65)

Total stockholders’ equity	10,819	3,032

Total	$21,163	18,158

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Internet search services	$4,231	3,922	17,221	10,413
Corporate services	585	778	2,051	2,168

Total revenues	4,816	4,700	19,272	12,581

Cost of revenues:
Traffic acquisition cost	2,096	1,836	5,913	5,053
Cost of professional services	397	599	1,464	1,648

Total cost of revenues	2,493	2,435	7,377	6,701

Gross profit	2,323	2,265	11,895	5,880

Operating expenses:
Sales and marketing expense	188	330	689	666
General and administrative expense	1,766	1,190	5,624	3,554

Total operating expenses	1,954	1,520	6,313	4,220

Earnings from operations	369	745	5,582	1,660
Interest expense	210	44	246	110
Loss on derivative instrument	—	—	19	—

Earnings before income taxes	159	701	5,317	1,550
Income taxes	79	173	2,176	608

Net earnings	80	528	3,141	942
Preferred stock dividends	—	168	—	496

Net earnings available to common stockholders	$80	360	3,141	446

Basic earnings per share	$—	.02	.12	.03

Diluted earnings per share	$—	.01	.11	.02

Unaudited proforma tax and earnings available to common stockholders and per share information for S Corporation periods:
Net earnings available to common stockholders		360		446
Proforma income tax expense adjustment		32		32

Proforma net earnings		$328		414

Proforma basic earnings per share		$.02		.02

Proforma diluted earnings per share		$.01		.02

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2006 and 2005

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Notes Receivable	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	137,542,776	$138	134,720,015	$135	1,240	257	(164)	1,606
Common stock dividends (unaudited)	—	—	—	—	—	(122)	—	(122)
Preferred stock dividends (unaudited)	—	—	—	—	—	(496)	—	(496)
Notes receivable for common stock reclassified to compensation expense (unaudited)	—	—	—	—	—	—	99	99
Retirement of 30,500,000 shares of preferred stock (unaudited)	(30,500,000)	(30)	—	—	(1,470)	—	—	(1,500)
Preferred stock Series A Conversion (5 for 1) (unaudited)	(106,942,776)	(107)	534,713,880	535	(428)	—	—	—
Preferred stock Series B Conversion (10 for 1) (unaudited)	(100,000)	(1)	1,000,000	1	—	—	—	—
Common stock issued in connection with exchange of notes payable to related parties for common stock (unaudited)		—	30,585,137	30	1,193	—	—	1,223
Sale of common stock, net of offering costs of $667 (unaudited)	—	—	250,000,000	250	2,590	—	—	2,840
Common stock warrants issued as compensation in connection with sale of common stock (unaudited)	—	—	—	—	100	—	—	100
Common stock issued in connection with DotCom Acquisition (unaudited)	—	—	41,000,000	41	(41)	—	—	—
Net earnings (unaudited)	—	—	—	—	—	942	—	942

Balance at September 30, 2005 (unaudited)	—	$—	992,019,032	$992	3,184	581	(65)	4,692

Balance at December 31, 2005	—	—	25,219,282	$25	4,054	(982)	(65)	3,032
Exercise of common stock options (unaudited)	—	—	59,766	—	10	—	—	10
Exercise of common stock warrants, net (unaudited)	—	—	833,334	1	899	—	—	900
Common stock offering costs (unaudited)	—	—	—	—	(8)	—	—	(8)
Common stock issued in connection with CapitalSouth financing (unaudited)	—	—	195,000	—	312	—	—	312
Common stock warrants issued in connection with CapitalSouth financing (unaudited)	—	—	—	—	171	—	—	171
Common stock issued (unaudited)	—	—	300	—	—	—	—	—
Warrant liability, reclassified to stockholders’ equity (unaudited)	—	—	—	—	3,283	—	—	3,283
Retirement of 250,000 shares of common stock (unaudited)	—	—	(250,000)	—	(250)	—	—	(250)
Retirement of 1,025,000 shares of common stock (unaudited)	—	—	(1,025,000)	(1)	1	—	—	—
Repayment of notes receivable (unaudited)	—	—	—	—	—	—	65	65
Stock compensation (unaudited)	—	—	—	—	163	—	—	163
Net earnings (unaudited)	—	—	—	—	—	3,141	—	3,141

Balance at September 30, 2006 (unaudited)	—	$—	25,032,682	$25	8,635	2,159	—	10,819

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$3,141	942
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	129	83
Amortization	722	—
Deferred income taxes (benefit)	(62)	35
Note receivable for stock issued, paid as compensation	—	99
Loss on derivative instrument	19	—
Stock compensation	163	—
Increase in accounts receivable	(163)	(146)
Increase in prepaid expenses and other	(291)	(81)
Increase (decrease) in accounts payable	412	(188)
(Decrease) increase in accrued liabilities	(291)	272
Decrease in deferred revenue	(300)	—

Net cash provided by operating activities	3,479	1,016

Cash flows from investing activites:
Purchase of office equipment	(1,003)	(44)
Purchase of trademarks	(20)	—
Purchase of domains	(1,626)	(5,207)

Net cash used in investing activities	(2,649)	(5,251)

Cash flows from financing activities:
Retirement of preferred stock	—	(1,500)
Retirement of common stock	(250)	—
Proceeds from exercise of common stock warrants	900	—
Proceeds from sale of common stock	312	2,940
Proceeds from sale of common stock warrants	171	1,493
Proceeds from notes payable	6,517	—
Repayment of note payable	(1,540)	—
Redemption of common stock subject to mandatory redemption	(6,150)	—
Debt issuance costs	(691)	—
Repayment of note receivable	65	—
Net (decrease) increase in revolving lines of credit	(97)	1,474
Cash dividends	—	(527)
Common stock offering costs	(8)	—
Exercise of common stock options	10	—

Net cash (used in) provided by financing activities	(761)	3,880

Net increase (decrease) in cash	69	(355)
Cash at beginning of period	576	590

Cash at end of period	$645	235

See accompanying Notes to Condensed Consolidated Financial Statements.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) Continued

(In thousands, except share and per share data)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$145	56

Income taxes	$2,278	377

Noncash financing and investing activities:
Common stock warrants reclassified to additional paid-in-capital	$3,283	—

Exchange of notes payable to related parties of $1,150 and accrued liabilities of $73 for common stock	$—	1,223

Common stock dividends declared included in accrued liabilites	$—	92

Notes receivable for common stock issued reclassified to compensation expense	$—	99

Assets and liabilities assumed in connection with acquisition:
Notes Payable	$—	1,540

Domains	$—	7,690

Common stock offering costs incurred in connection with warrant issuance	$49	100

Common stock issued	$—	6,150

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions of Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) , Continued

(2)	Significant Accounting Policies, Continued

Stock Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, 772,539 stock options were not fully vested.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the nine months ended September 30, 2006, was approximately $163,000 lower than if it had continued to be accounted for as share-based compensation under Opinion 25.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings available to common stockholders, as reported	$360	446
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	15	45

Proforma net earnings	$345	401

Basic earnings per share:
As reported	$.02	.03

Proforma	$.02	.02

Diluted earnings per share:
As reported	$.01	.02

Proforma	$.01	.02

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

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

The Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”) as of December 16, 2005. This termination did not affect any outstanding options under the 2004 Plan, and all such options continue to remain outstanding and governed by the 2004 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the Board of Directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock with respect to which awards under the 2005 Plan may be granted. At September 30, 2006, 774,983 shares remain available for grant.

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	999,375	$.74
Granted	835,000	1.60
Forfeited	(105,859)	.26
Exercised	(59,766)	.16

Outstanding at September 30, 2006	1,668,750	$1.23	9 years	$1,869

Exercisable at September 30, 2006	328,389	$.37	8 years	$649

The total instrinsic value of options exercised during the three and nine months ended September 30, 2006 was $96,000 and $109,000, respectively. At September 30, 2006, the Company had 1,340,361 nonvested stock options outstanding and there was $520,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through August 31, 2010. The total fair value of shares vested and recognized as compensation expense was $66,000 and $163,000 for the three and nine months ended September 30, 2006, respectively, and the associated income tax benefit recognized was $15,000 and $36,000 in the three and nine months ended September 30, 2006, respectively.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Significant Accounting Policies, Continued

Stock Compensation, Continued. No stock options were granted during the three and nine months ended September 30, 2005. The fair value of each option granted for the three and nine months ended September 30, 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (dollars in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Risk-free interest rate	5.36%	4.61% -5.36%
Dividend yield	—	—
Expected volatility	27%	27% - 34%
Expected life in years	6.25	6.25
Grant-date fair value of options issued during the period	$262	$541
Per share value of options at grant date	$.62	$.65

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

Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method and conversion of convertible preferred stock to common stock, using the if converted method. Preferred stock dividends were antidilutive for the nine months ended September 30, 2005. On October 19, 2005, the Company executed a 1 for 40 reverse common stock split. All per share amounts have been restated to reflect the split. Earnings per common share have been computed based on the following:

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3)	Earnings Per Share, continued

	Three Months Ended September 30,
	2006			2005
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net earnings available to common stockholders	$80	25,002,563	$—	$360	16,850,177	$.02
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	429,068		—	757,660
Incremental shares from assumed conversion of warrants	—	2,000,391		—	6,201,747
Incremental shares from assumed conversion of preferred stock	—	—		168	13,095,228

Diluted:
Net earnings available to common stockholders and assumed conversions	$80	27,432,022	$—	$528	36,904,812	$.01

	Nine Months Ended September 30,
	2006			2005
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net earnings available to common stockholders	$3,141	25,149,681	$.12	$446	17,825,346	$.03
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	454,853		—	757,660
Incremental shares from assumed conversion of warrants	—	1,991,899		—	6,201,747
Incremental shares from assumed conversion of preferred stock	—	—		—	—

Diluted:
Net earnings available to common stockholders and assumed conversions	$3,141	27,596,433	$.11	$446	24,784,753	$.02

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4)	Merger and Acquisitions

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

The acquisition of www.irs.com was accounted for as a purchase transaction and, in accordance with generally accepted accounting principles, the total purchase price of $12,909,369 including acquisition costs of $1,759,369 was allocated to a specifically identifiable intangible asset, which consisted of www.irs.com, as determined by an external appraisal. The asset is amortized using the straight-line method over an estimated useful life of 15 years. The Company also purchased certain domains totaling $1,626,000 during the nine months ended September 30, 2006. These domains are being amortized over the estimated useful lives ranging from 5 to 15 years. Approximate future amortization expense for the five fiscal years subsequent to September 30, 2006 is as follows (in thousands):

Year Ended December 31,	Amount
2006	$253
2007	1,010
2008	1,010
2009	1,010
2010	1,010

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4)	Merger and Acquisitions, Continued

The unaudited consolidated results of operations on a proforma basis with DotCom Corporation as if the acquisition had occurred as of the beginning of the periods ended September 30, 2005 are as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Revenue	$4,828	14,331
Net earnings	$233	706
Net earnings available to common stockholders	$66	210
Net earnings per share - basic	$—	.01
Net earnings per share - diluted	$—	.01

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

On July 19, 2006, Barron Partners, L.P. exercised 833,334 warrants for $1.20 per warrant or an aggregate of $1 million dollars. In addition, as a result of this transaction, the original placement agents received $100,000 and 83,333 warrants exercisable at $1.20 per share and expiring September 2010. Using the Black-Scholes option-pricing model, assuming that the risk-free rate was 5.11%, there would be no dividends paid by the Company, the expected life was 2.5 years and 27% stock volatility the fair value was determined to be $49,000. This item was accounted for as a reduction of the proceeds from the warrant exercise.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Warrants, Continued

On September 29, 2005, the Company issued 625,000 warrants for services rendered by placement agents in connection with the sale of common stock. These warrants are exercisable at $.80 per share and expire September 29, 2010.

On October 7, 2005, the Company issued 39,063 warrants for services rendered by placement agents in connection with the sale of common stock. These warrants are exercisable at $1.60 per share and expire October 7, 2010.

On July 21, 2006, as part of the debt financing described in Note 9, the Company issued 477,000 warrants to the note investors. These warrants are exercisable at $1.60 per share and expire July 20, 2011. Using the Black-Scholes option pricing model, assuming that the risk-free rate was 5.11%, there would be no dividends paid by the Company, the expected life was 2.5 years and 27% stock volatility the fair value was determined to be $171,000. This item was accounted for as an original issue discount on the notes payable.

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

In 2005, the Company redeemed 762,500 (adjusted for the reverse common stock split) shares of Series A preferred stock for $1,500,000. The Company also converted 2,673,569 (adjusted for the reverse common stock split) shares of Series A preferred stock to common stock at a ratio of 5 shares of common stock for each share of Series A preferred stock and 2,500 (adjusted for the reverse common stock split) shares of Series B preferred stock at a ratio of 10 shares of common stock for each share of Series B preferred stock. As of September 30, 2006, the Company has no outstanding shares of preferred stock.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Internet search services	$4,231	3,922	17,221	10,413
Corporate services	585	778	2,051	2,168

	$4,816	4,700	19,272	12,581

Earnings (loss) from operations:
Internet search services	$384	787	5,726	1,730
Corporate services	(15)	(42)	(144)	(70)

	$369	745	5,582	1,660

	September 30, 2006	December 31, 2005
	(unaudited)
Segment assets:
Internet search services	$20,543	17,343
Corporate services	$620	815

(9)	Debt Financing

In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes due 2011 in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60. The warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which in aggregate totaled approximately $1.2 million consisting of debt issuance cost of $691,000 and debt discount of $483,000. The debt issuance costs are amortized over the term of the notes using the effective interest method. The Notes issued by the Company are secured by first lien on all assets of tax-related Internet domains, including www.irs.com, and a lien on all other assets of the Company, second to the liens on all other assets of the Company ‘s senior lender, Silicon Valley Bank. Prior to maturity, the Notes (i) will be interest-only for the first two years; (ii) will amortize 20% of the principal amount in year three; will amortize 25% of the principal amount in year four; and (iii) will amortize the remainder of the principal amount in year five, with payments of principal, as applicable, and interest due monthly. The Notes can be prepaid by the Company in whole or in part in any amount greater than $100,000 at any time without penalty. The Investors will have the right to accelerate repayment of the notes if, among other things, the Company does not meet certain financial ratios per the agreement as of the last day of any fiscal quarter. Using the Black-Scholes option-pricing model, assuming that the risk-free interest rate was 5.11%, there would be no dividends paid by the Company, the contractual life was 2.5 years and 27% stock volatility, the fair value of the warrants issued was estimated to be $171,000. The combined fair value of the common stock and warrants issued was estimated to be $483,000. The Company recorded original issue discount for this amount, which was reflected as a reduction of the outstanding subordinated debt balance of $7 million. The Company is amortizing the original issue discount over the life of the loan using the effective interest method.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(9)	Debt Financing, continued

In addition, the Company is required to file a registration statement with the SEC covering the resale of the shares of common stock for which the warrants are exercisable within 30 days of the date of the timely filing of this quarterly report. The Company is required to cause such registration statement to become effective within 90 days of the timely filing of this quarterly report, which may be extended only (i) for such time as necessary for the Company to respond to one or more sets of comments by the SEC, and (ii) so long as the Company takes all action within its control with the cooperation of its legal counsel to respond to the SEC within 10 days of receipt of any such comments. The Company filed such Registration Statement 333-137242 on September 12, 2006.

(10)	Registration Statement

The Company filed a registration statement on Form SB-2 on September 26, 2006, in connection with a proposed underwritten public offering of up to $20 million of its common stock, par value $0.001 per share. Shares are to be offered by the Company and certain of the Company’s shareholders.

(11)	Subsequent Events

On October 13, 2006, the Company commenced trading its shares of common stock on the American Stock Exchange under the symbol IGO. Before October 13, 2006, the Company traded its shares of common stock on the Over the Counter Bulletin Board under the symbol IGPN.OB.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2006, and for the three- and nine- month periods ended September 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

InterSearch Group, Inc.

San Francisco, California:

We have reviewed the accompanying condensed consolidated balance sheet of InterSearch Group, Inc. and Subsidiaries (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company’s management.

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
November 1, 2006

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this quarterly report, it is important that you also read the financial statements and related notes included elsewhere in this report and our special financial report on Form 10-KSB for the fiscal year ended December 31, 2005. This section of this quarterly report contains forward - looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward - looking statement for many reasons, including those described in the section entitled “Risk Factors” of our registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 23, 2005, as amended. The risks described in our registration statement on Form SB-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

We review our operations based on both our financial results and non–financial measures. Our primary source of revenue is our Internet search services. Among the key financial factors upon which management focuses in reviewing performance are revenue-per-click and cost–per–click, which for the nine months ended September 30, 2006 were approximately $0.23 and $0.08, respectively. When an Internet user clicks–through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. We currently depend, and expect to continue to depend in the near future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. Our advertising network partners, Yahoo! Search Marketing and Ask.com, formerly known as Ask Jeeves, together represented approximately 83% and 70% of our revenues for the three and nine months ended September 30, 2006, respectively. A significant reduction in click–throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest expense is traffic acquisition costs, which consists primarily of internet advertising costs and revenue–sharing payments to our distribution network partners for access to their online user traffic. We are striving to decrease our cost–per–click by increasing the number of proprietary web properties that we own and manage. When Internet users access our owned or managed websites through direct navigation, it reduces our payments to distribution network partners.

The key non–financial measure that management reviews is number of click-throughs on advertiser listings, we we call “paid clicks”, which for the three and nine months ended September 30, 2006 were approximately 21 million and 72 million, respectively, as compared to approximately 18 million and 44 million for the three and nine months ended September 30, 2005, respectively. Our revenue growth depends, in part, on our ability to increase the number of paid clicks on the sponsored listings of our advertising network partners and direct advertisers displayed on our distribution network. We intend to expand and diversify our proprietary traffic sources, specifically by increasing our presence in the direct navigation market and increasing the number of other proprietary web properties that we own and manage.

We currently depend on relatively few distribution network partners for the distribution of our services. On April 13th, 2006, Walnut Ventures, Inc. (“Walnut”), one of our wholly-owned subsidiaries, terminated the Technology/Software Distribution Agreement between Walnut and Direct Revenue, LLC, dated January 9, 2006. This agreement was primarily a distribution arrangement whereby customers of Direct Revenue could opt to install our search engine technology when installing other software applications offered by Direct Revenue. Prior to the termination of this Technology/Software Distribution Agreement with Direct Revenue, Direct Revenue was our largest distribution partner. We derived approximately 35% and 19% of our total revenue from distribution through Direct Revenue for the fiscal years ended December 31, 2004 and December 31, 2005, respectively. Our revenues attributable to distribution through Direct Revenue represents to approximately 2% of our total revenue for the nine months ended September 30, 2006, as compared to approximately 24% of our total revenue for the nine months ended September 30, 2005.

Certain of the historical financial information reflected in this Quarterly Report does not include certain expenses that we will incur as the result of being a public company. For example, we will incur expenses relating to compliance with the provisions of the Sarbanes–Oxley Act of 2002 and the reporting requirements of the SEC. In addition, our operating expenses will increase as a result of implementing our growth strategy, as we will likely improve our information systems and reporting systems and increase personnel.

Business Segments

For financial reporting purposes, our business is divided into two segments: Internet search services and corporate services which consists of Internet technology consulting services.

Internet Search Services

Our primary source of revenue is our Internet search services, which represented 88% of our revenues for the quarter ended September 30, 2006 as compared to 83% for the quarter ended September 30, 2005. With respect to our Internet search services, we typically generate revenue each time an Internet user initiates a search on our distribution network, which includes search engines and web properties, and clicks-through on an advertiser listing. Businesses purchase listings from our advertising network partners, which we display on our network in response to targeted keyword searches performed by Internet users. These listings are compiled and provided to us by our advertising network partners. We also generate revenue from online user traffic visiting our websites through direct navigation. We similarly may display on these websites the pay-per-click listings of our advertising network partners and of our direct advertisers that are relevant to the web property.

Our cost of revenues for our Internet search services primarily consists of traffic acquisition costs that relate to payments to our distribution network partners for access to their online user traffic. We enter into agreements of varying durations with distribution partners that integrate our pay-for-performance search services into their sites. The primary economic structure of our distribution partner agreements is a variable payment based on a specified percentage of revenue. Other economic structures that we may use to a lesser degree include:

•	variable payments based on a specified metric, such as number of paid clicks;

•	fixed payments, based on a guaranteed minimum amount of usage delivered; and

•	A combination arrangement with both fixed and variable amounts.

Our method of expensing traffic acquisition costs is based on whether the agreement provides for variable or fixed payments. Agreements with variable payments based on a percentage of revenue, number of paid clicks or other metrics are generally expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate. Agreements with fixed payments are generally expensed at the greater of: (1) pro-rata over the term the fixed payment covers; or (2) usage delivered to date divided by the guaranteed minimum amount of usage delivered.

Corporate Services

We also provide corporate services, which includes Internet and technology professional services to companies primarily in the financial services industry. Our corporate services accounted for 12% of our revenues for the quarter ended September 30, 2006 as compared to 17% of our revenues for the quarter ended September 30, 2005.

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

Quarterly Results May Fluctuate

We enter into agreements with various distribution partners to provide distribution for the Uniform Resource locator, or URL strings and advertisement listings of our advertising network partners. We generally pay distribution partners based on a percentage of revenue or a fixed amount per click-through on these listings. The level of paid clicks contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly, for several reasons, including our ability to increase our distribution, which impacts the number of Internet users who have access to advertisers’ listings on our network, the amount these advertisers spend on their sponsored listings and the number of our advertising network partners.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of paid clicks we will deliver to our advertising network partners and web properties, how much advertisers will spend, and the rate of revenue sharing with our distribution network partners.

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

RESULTS OF OPERATIONS

The following table sets forth information for the three months ended September 30, 2006 and 2005 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Statements of Operations Data:
Revenues	$4,816	4,700	19,272	12,581

Cost of revenues:
Traffic acquisition costs	2,096	1,836	5,913	5,053
Cost of professional services	397	599	1,464	1,648
Sales and marketing	188	330	689	666
General and administrative	1,766	1,190	5,624	3,554

Total expenses	4,447	3,955	13,690	10,921

Earnings from operations	369	745	5,582	1,660
Interest expense	210	44	246	110
Loss on derivate instrument	—	—	19	—

Earnings before income taxes	159	701	5,317	1,550
Income taxes	79	173	2,176	608

Net earnings	80	528	3,141	942
Preferred stock dividends	—	168	—	496

Net earnings available to common stockholders	$80	360	3,141	446

Proforma tax and earnings available to common stockholders for S Corporation period- Pro forma income tax expense adjustment		32		32

Proforma net earnings		$328		414

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%

Cost of revenues:
Traffic acquisition costs	44	39	30	40
Cost of professional services	8	13	8	13
Sales and marketing	4	7	4	5
General and administrative	37	25	29	29

Total expenses	93	84	71	87

Earnings from operations	7	16	29	13
Interest expense	4	1	1	1
Loss on derivate instrument	—	—	—	—

Earnings before income taxes	3	15	28	12
Income taxes	1	4	11	5

Net earnings	2	11	17	7
Preferred stock dividends	—	4	—	4

Net earnings available to common stockholders	2	7	17	3

Proforma tax and earnings available to common stockholders for S Corporation period- Pro forma income tax expense adjustment		1		—

Proforma net earnings		6		3

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue. Revenue increased 2% from $4.7 million for the three months ended September 30, 2005 to $4.8 million for the same period in 2006.

Traffic acquisition cost. Although revenues only increased 2%, traffic acquisition costs increased 14%, from $1.8 million for the three months ended September 30, 2005 to $2.1 million for the same period in 2006. This is the result of a shift in revenue between business lines within our non-proprietary traffic sources. This shift was primarily from the desktop applications channel to web properties managed through www.parkingdots.com which carries higher traffic acquisition cost as a percentage of revenue.

Cost of professional services. InterSearch Corporate Services revenue decreased 25% from $778,000 for the three months ended September 30, 2005 to $585,000 for the same period in 2006. The decrease in cost of professional services of $202,000 or 34% is a direct result of the decrease in revenue. The increase in overall margins is due to the addition of new clients, the business mix of existing clients and the cost structures of certain projects in the respective time period. We expect volatility within a certain range based on the business mix of our clientele. The costs consist primarily of wages, taxes, benefits, and fees paid to employees and subcontractors directly related to the generation of professional services revenue.

Sales and marketing. Sales and marketing expense decreased from $330,000 for the three months ended September 30, 2005 to $188,000 for the same period in 2006. This decrease of $142,000 is mainly attributable to a decrease in personnel and consulting costs of $139,000.

General and administrative. General and administrative expenses increased 48% from $1.2 million for three months ended September 30, 2005 to $1.8 million for the same period in 2006. The increase was due to an increase in depreciation and amortization of $262,000, an increase in professional fees of $153,000, and an increase in facility and other various operating costs of $161,000. The increases from an overall standpoint were necessary to support continued growth in operations. We expect that our general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company, such as professional fees and insurance.

Interest expense. Interest expense was $44,000 for the three months ended September 30, 2005 compared to $210,000 for the same period in 2006. The increase in interest expense is related to the sale of our 13.50% senior subordinated notes in July 2006 in the aggregate principal amount of $7.0 million.

Income taxes. Our provision for income taxes was $173,000, an effective tax rate of 25%, for the three months ended September 30, 2005 and decreased to $79,000, an effective tax rate of 50%, for the same period in 2006. This decrease is primarily a result of a decrease in our pretax earnings from $701,000 for the three months ended September 30, 2005 as compared to pretax earnings of $159,000 for the three months ended September 30, 2006. The statutory effective tax rate is approximately 40%. Differences from the statutory effective tax rate result from permanent tax differences.

Net earnings. Net earnings available to common stockholders for the three months ended September 30, 2006 was $80,000 or $.00 per basic and diluted share compared to net earnings of $360,000 or $.02 per basic and $.01 per diluted share for the same period in 2005. After considering the effect of S corporation results included in the 2005 period net earnings would have been $328,000 or $.02 per basic share and $.01 per diluted share.

Preferred stock dividends. Preferred stock dividends resulted from the Walnut Ventures merger in December 2004 and the La Jolla Internet Properties merger in February 2005. Preferred stock dividends totaled $168,000 for the three months ended September 30, 2005 and no dividends were paid for the same period in 2006. All preferred stock was converted to common stock on September 23, 2005 and accordingly preferred stock dividends were terminated.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue. Revenue increased 53% from $12.6 million for the nine months ended September 30, 2005 to $19.3 million for the same period in 2006. Of this $6.7 million increase, 100% was generated by our Internet search services. This increase was primarily attributable to the increase in proprietary web traffic with the largest source of proprietary traffic resulting from the acquisition of the domain www.irs.com in September 2005. The remainder was due to the increase in Search Engine Marketing (SEM) and Search Engine Optimization (SEO) efforts for the nine months ended September 30, 2006

Traffic acquisition cost. Although revenues increased 53%, traffic acquisition costs only increased 17%, from $5.1 million for the nine months ended September 30, 2005 to $5.9 million for the same period in 2006. This is primarily the result of higher margins derived from proprietary traffic, the largest source being www.irs.com, which had direct costs of $238,000, or 6% of $4.1 million in revenue. We continue to focus our resources on generating traffic to our proprietary web properties through SEM, SEO, and the direct navigation market which typically yields higher margins.

Cost of professional services. InterSearch Corporate Services revenue remained constant at $2.1 million for the nine months ended September 30, 2005 and 2006. Cost of professional services decreased by $184,000 or 11%. The decrease in overall costs and margins is due to the addition of new clients, the business mix of existing clients and the cost structures of certain projects in the respective time period. We expect volatility within a certain range based on the business mix of our clientele. The costs consist primarily of wages, taxes, benefits, and fees paid to employees and subcontractors directly related to the generation of professional services revenue.

Sales and marketing. Sales and marketing expense increased from $666,000 for the nine months ended September 30, 2005 to $689,000 for the same period in 2006. This increase of $23,000 is mainly attributable to an increase in sales personnel cost of $47,000 due to additional sales staff and a decrease of $24,000 in tradeshows and direct marketing.

General and administrative. General and administrative expenses increased 58% from $3.5 million for nine months ended September 30, 2005 to $5.6 million for the same period in 2006. The increase was due to an increase in personnel costs of $722,000, an increase in depreciation and amortization of $768,000, an increase in professional fees of $245,000 and an increase in facility and other various operating costs of $365,000. The increases from an overall standpoint were necessary to support the continued growth in operations. We expect that our general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company, such as professional fees and insurance.

Interest expense. Interest expense was $110,000 for the nine months ended September 30, 2005 compared to $246,000 for the same period in 2006. The increase in interest expense is related to a combination of the sale of 13.50% notes in July 2006 in the aggregate principal amount of $7.0 million and the limited use of our credit facility.

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

Income taxes. Our provision for income taxes was $608,000, an effective tax rate of 39%, for the nine months ended September 30, 2005 and increased to $2.2 million, an effective tax rate of 41%, for the same period in 2006. The effective tax rate for the nine months ended September 30, 2005 included approximately $92,000 resulting from the conversion of La Jolla to a C corporation. This increase is primarily a result of an increase in our pretax earnings from $1.6 million for the nine months ended September 30, 2005 compared to pretax earnings of $5.3 million for the nine months ended September 30, 2006. The statutory effective tax rate is approximately 40%. Differences from the statutory effective tax rate result from permanent tax differences.

Net earnings. Net earnings available to common stockholders for the nine months ended September 30, 2006 was $3.1 million or $.12 per basic and $.11 per diluted share compared to $942,000 or $.03 per basic and $.02 per diluted share for the same period in 2005. After considering the effect of S corporation results included in the 2005 period net earnings would have been $414,000 or $.02 per basic and diluted share.

Preferred stock dividends. Preferred stock dividends resulted from the Walnut Ventures merger in December 2004 and the La Jolla Internet Properties merger in February 2005. There were preferred stock dividends of $496,000 for the nine months ended September 30, 2005 and there were no dividends paid for the same period in 2006. All preferred stock was converted to common stock on September 23, 2005 and accordingly preferred stock dividends were terminated.

Segment Results (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Internet search services	$4,231	3,922	17,221	10,413
Corporate services	585	778	2,051	2,168

	$4,816	4,700	19,272	12,581

Earnings (loss) from operations:
Internet search services	$384	787	5,726	1,730
Corporate services	(15)	(42)	(144)	(70)

	$369	745	5,582	1,660

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Internet Search Services

Revenue. Revenue increased 8% from $3.9 million for the three months ended September 30, 2005 to $4.2 million for the same period in 2006. This increase was primarily attributable to the increase in proprietary web traffic.

Earnings from operations. Earnings from operations decreased 51% from $787,000 for the three months ended September 30, 2005 to $384,000 for the same period in 2006. This decrease of $503,000 was primarily attributable to the increase in general and administrative expenses necessary to support revenue growth and being a public company.

Corporate Services

Revenue. Revenue decreased 25% from $778,000 for the three months ended September 30, 2005 to $586,000 for the same period in 2006. This decrease was primarily attributable to the business mix of existing clients and the cost structures of certain projects in the respective time period.

Earnings (loss) from operations. Loss from operations decreased 64% from a loss of $42,000 for the three months ended September 30, 2005 to a loss of $15,000 for the same period in 2006. This decrease was directly related to the business mix of existing clients, and a decrease in general and administrative expenses.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Internet Search Services

Revenue. Revenue increased 65% from $10.4 million for the nine months ended September 30, 2005 to $17.2 million for the same period in 2006. This increase was primarily attributable to the increase in proprietary web traffic. The largest source of proprietary traffic resulted from the acquisition of the domain www.irs.com in September 2005.

Earnings from operations. Earnings from operations increased 231% from $1.7 million for the nine months ended September 30, 2005 to $5.7 million for the same period in 2006. This increase was primarily attributable to the minimal direct costs associated with the operations of the domain www.irs.com which yielded higher margins. In addition, a significant increase in operating expenses was not necessary to facilitate the operations that resulted from the acquisition of www.irs.com.

Corporate Services

Revenue. Revenue remained constant at $2.1 million for the nine months ended September 30, 2005 and for the same period in 2006. No major fluctuations as the fundamental operations of the business were the same.

Earnings(loss) from operations. Loss from operations increased 106% from a loss of $70,000 for the nine months ended September 30, 2005 to a loss of $144,000 for the same period in 2006. This increase was directly related to the business mix of existing clients, and an increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of September 30, 2006, we had $645,000 in cash as compared to $576,000 at December 31, 2005.

In July 2006, we completed the sale of our 13.50% Senior Subordinated Notes due 2011 in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60. The warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which totaled approximately $1.2 million.

The proceeds from the sale of the Notes were used to redeem 1,025,000 shares of our common stock held in escrow for DotCom Corporation for a purchase price of $6,150,000, pursuant to the terms of a call option agreement and to pay $847,000 plus applicable interest pursuant to our settlement agreement with SmashClicks, LLC, both of which were payable by August 12, 2006.

We have a revolving line of credit with Silicon Valley Bank, which previously allowed borrowings up to $3.75 million. We borrowed $1.5 million under this facility in connection with repurchases of our preferred stock in February and April 2005. Currently, this facility allows borrowings up to $1.25 million. As of September 30, 2006, we had $629,000 outstanding under this credit facility. Advances under our credit facility bore interest at an effective rate of approximately 9.00% at September 30, 2006, and require the payment of a collateral handling fee ranging from 0.1% to 0.25% per month of financed receivables.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We intend to use cash flow from operations, availability under our credit line, the net proceeds from our current offering or a combination of these to fund anticipated levels of operations and acquisitions for the next 12 months.

In the comparisons below, net cash flows provided by operating activities primarily consist of net earnings adjusted for certain items such as depreciation and amortization, deferred income taxes and changes in working capital.

Cash Flows for the Nine Months Ended September 30, 2006

Net cash provided by operating activities for the nine months ended September 30, 2006 was $3.5 million consisting primarily of net earnings of $3.1 million increased by amortization of 722,000 and decreased by $300,000 in deferred revenue both as a result of the acquisition of the domain www.irs.com.

Net cash used in investing activities for the nine months ended September 30, 2006 of $2.6 million primarily was for the purchase of internet domains and the establishment of a data warehouse system.

Net cash used in financing activities for the nine months ended September 30, 2006 was $761,000. This is primarily attributable to the refinancing of our debt to a long-term note payable.

Cash Flows for the Nine Months Ended September 30, 2005

Net cash provided by operating activities for the nine months ended September 30, 2005 was $1.0 million consisting primarily of net income of $942,000.

Net cash used in investing activities for the nine months ended September 30, 2005 was $5.3 million was primarily attributable to the first cash payment of the DotCom asset purchase which in total was $12.9 million.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $3.9 million. This is primarily attributable to the Barron Partners, LP net investment of $4.4 million utilized for the DotCom asset purchase. In addition, we had cash used in financing activities of $496,000 for the purpose of preferred stock dividends, which no longer exist as of September 30, 2005. Lastly, we retired 762,500 shares at $1.5 million of Series A preferred stock during the course of the year that was provided by the net increase in revolving line of credit for approximately the same amount.

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

We apply the provisions of the Financial Accounting Standards Board’s (FASB) Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Asset.” (“SFAS 144”).

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

Common Stock Subject to Mandatory Redemption

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The Company issued 1,025,000 shares of common stock in connection with the acquisition of certain assets of DotCom Corporation, which were being held in escrow and in July 2006, the Company redeemed the above mentioned 1,025,000 shares of common stock for a purchase price of $6,150,000, pursuant to the terms of a call option agreement. Upon the occurrence of certain events, the Company redeemed these shares, and therefore, such shares fell within the scope of SFAS 150 and were reflected accordingly on the unaudited condensed consolidated financial statements.

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

On July 19, 2006, Barron Partners, L.P. exercised warrants to purchase 833,334 shares of common stock at an exercise price of $1.20 or an aggregate of $1 million. In addition, as a result of this transaction, the Gunn Allen Financial received $100,000 and 83,333 warrants exercisable at $1.20 per share and expiring September 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 22, 2006, the holders of 53.3% of the outstanding common stock, by written consent in lieu of a special meeting of the stockholders, ratified and approved an amendment to the Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”), increasing from 744,124 to 1,744,124, the number of shares of common stock with respect to which awards under the Equity Incentive Plan may be granted. All stockholders were notified of the proposed amendment by an information statement on Schedule 14C mailed on July 7, 2006. Further information concerning these matters is contained in the Information Statement as filed with the Securities and Exchange Commission and available at www.sec.gov.

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

INTERSEARCH GROUP, INC.

November 9, 2006	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer (Principal Executive Officer)

November 9, 2006	By	/s/ Gary W. Bogatay, Jr.
Gary W. Bogatay, Jr.
Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)