Form 10KSB
period 2006-12-31
Intersearch Group Inc
filed 2007-03-30
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 00-51776

INTERSEARCH GROUP, INC.

(Name of small business issuer in its charter)

Florida	59-3234205
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 Kearny Street, Suite 550 San Francisco, California	94108
(Address of Principal Executive Offices)	(Zip code)

Issuer’s Telephone Number, Including Area Code: (415) 962-9700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

The issuer had revenues of $25,634,000 in the fiscal year ended December 31, 2006.

The aggregate market value of the common stock, par value $.001 per share (“Common Stock”) held by non-affiliates of the registrant (assuming for these purposes, but without conceding that all executive officers, directors and greater than 5% shareholders are “affiliates” of the registrant) as of March 23, 2007 was approximately $6,047,619 based upon the last sale price for the Common Stock on the American Stock Exchange on such date.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2007 was 25,073,307.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10KSB to the extent stated herein.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

INTERSEARCH GROUP, INC.

FORM 10-KSB-ANNUAL REPORT

For the Fiscal Year Ended December 31, 2006

PART I

When reading this Annual Report on Form 10-KSB, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-KSB, including the sections entitled “Description of Business,” “Description of Property,” “Legal Proceedings,” “Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Security” and “Management’s Discussion and Analysis or Plan of Operation,” and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and growth strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

References herein to “we”, “us” or “our” refer to InterSearch Group, Inc. and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Item 1.	Description of Business.

Overview

InterSearch Group, Inc. is a Florida corporation organized in 1994. We are a provider of Internet paid search and advertising services that facilitate access to relevant information on the Internet. Through our network of web properties, proprietary search engines and strategic third party relationships, we deliver vertical and local traffic to advertisers, enabling our properties and publishers to monetize this incremental traffic on their websites.

We have strategic partnerships with two of the largest Internet advertising industry participants, Yahoo! Search Marketing, and Ask.com to provide sponsored listings on the web properties we own and/or manage. Our portfolio of web properties contains commercially-relevant search terms in select high-traffic categories, including financial services and travel and leisure. We also provide Internet technology professional services to six Fortune 500 companies, and to six other companies operating in the financial services sector.

According to a survey conducted by Pew Internet & American Life, during the month of September 2005 approximately 60 million Americans used Internet search engines on an average day, an increase of approximately 23% from September 2004. During this same period, U.S. online retail sales increased approximately 25% to $82.9 billion according to the United States Department of Commerce.

During the year ended December 31, 2006, we generated approximately 90% of our revenue from Internet users clicking on sponsored advertisement listings on our owned and managed web properties which we call “paid clicks.” For the year ended December 31, 2006, we generated approximately 99 million paid clicks, as compared to approximately 62 million for the year ended December 31, 2005.

Our acquisitions constitute an important part of our corporate history and reflect our growth strategy:

•	In October 2004, we acquired Corporate Consulting Services, Inc. (now known as InterSearch Corporate Services, Inc.), a provider of Internet and technology, training and consulting services to companies primarily in the financial services industry, through a reverse merger transaction. In connection with this transaction, we changed our name to InterSearch Group, Inc.;

•

In December 2004, we acquired Walnut Ventures, Inc., a provider of paid search services founded in February 2003, in a reverse merger transaction. Through the Walnut Ventures acquisition, we acquired our Internet search services business, which includes an in-house sales force and a portfolio of Internet domain names, revenue-generating contracts and technology and systems for the operation of our Internet search services business;

•

In February 2005, we acquired La Jolla Internet Properties, Inc., an owner and operator of web properties through a common control merger. In addition to acquiring revenue-producing domain names, our acquisition of La Jolla Internet Properties enables us to provide business customers with web property development and search engine optimization services;

•

Between September 2005 and September 2006, we acquired the following web properties: www.irs.com, www.banks.com, www.camps.com, www.summercamp.com, www.greatcruises.com and www.looksearch.com, among others. These acquisitions reflect our strategy to expand our business by acquiring web properties in select high-traffic Internet commerce categories, including financial services and travel and leisure.

Our Growth Strategy

Our primary objective is to be a leader in the Internet search services and advertising industry. In order to achieve this objective, we intend to continue to grow our business organically and through acquisitions with a view to capitalizing on the recent growth trend associated with Internet search usage and advertising. Key elements of our strategy include the following:

•

Acquire Additional Web Properties. A key component of our growth strategy is to make selective acquisitions of web properties containing commercially-relevant search terms in select commerce categories, such as financial services, travel and leisure and other high-traffic categories. In addition, we intend to increase the number of web properties that we manage through our ParkingDots® business by providing website owners with certain search engine marketing and search engine optimization services. Our managed web properties also provide us with a pipeline of potential acquisition candidates. Through our management of these web properties, we gain valuable information about search traffic patterns, which we then use to target the web properties that we believe will be best suited to our business model. By expanding the number of web properties that we own and manage, we will create additional opportunities to receive searches and respond with sponsored listings, thereby increasing our revenues.

•

Maximize Revenue Potential of Our Web Properties. After we acquire a web property, we implement numerous initiatives to increase our proprietary web traffic, including direct sales efforts and online and offline marketing activities in an effort to increase the search traffic to those sites. We also endeavor to increase the associated revenues from our web properties by adding relevant content through our advertising network relationships, transitioning certain existing advertising relationships to terms more favorable to us, developing additional relationships with direct advertisers or some combination of these.

•

Expand Our Direct Advertiser Base. We have a direct sales force that is focused on expanding the number of direct advertisers on our owned web properties. Our Internet advertising products consist of keyword-targeted ads on our web properties that will typically appear more prominently as compared to the sponsored listings from our third-party providers. Our sales efforts generally include direct marketing and trade show attendance and sponsorship.

•	Continue Building Our Web Analytics and Marketing Capabilities. We are analyzing opportunities to leverage search data gathered from our owned and managed web properties by implementing an enterprise-wide data warehouse. Among other things, we believe the information derived from this data warehouse will allow us to maximize the results derived from our sponsored listings by analyzing historical search patterns to determine optimal placement for sponsored listings on our web properties. In addition, we believe the data warehouse will improve our ability to evaluate the performance of a web page layout. We will continue to analyze opportunities to expand our Internet search services on a cost-effective basis.

Industry Overview

The Internet and Online Commerce

The Internet’s development into a significant global medium for communication, content and commerce has led to substantial growth in online shopping. According to the United States Department of Commerce, U.S. online retail sales in 2005 were approximately $88 billion, an increase of approximately 24% from 2004. We believe that this expected growth in online shopping will be facilitated in part by decreased prices of Internet access devices and increased performance of those devices, increased use of personal computers and increased availability of high-speed Internet access.

As use of the Internet to research and purchase products and services increases, businesses are seeking ways to more effectively reach consumers online. As a result, both online and traditional retail businesses are increasingly using the Internet to advertise their products and services. Forrester Research, Inc. estimates that spending for online marketing, which includes display advertising and search engine marketing, will increase to $19.7 billion by 2010. The advertising industry, and specifically online advertising, is evolving to meet the increasing online demands of both consumers and businesses.

Paid Search Advertising

Paid search or pay-per-click advertising displays advertisers’ product and service listings to online consumers in response to their keyword search queries. This feature gives advertisers the ability to target their online advertisements to individuals with specific and immediate interests in their products or services. These pay-per-click listings are generally ordered in the search results based on the amount the advertisers pay for the targeted listing. Because advertisers pay only when an Internet user actually clicks-through on the advertiser’s listing, pay-per-click advertising allows online advertisers to accurately measure the effectiveness and response rates of advertisements and adjust their advertising campaigns accordingly. If necessary, advertisers can change listings rapidly and cost-effectively in response to information, such as consumer behavior, product pricing or product availability. Traditional forms of advertising, such as television and radio, are not targeted to consumers who have demonstrated an interest in the advertised product or service like pay-per-click advertising. In addition, traditional forms of advertising do not permit quick and accurate measurement of their effectiveness. Consequently, we believe that Internet advertising generally, and pay-per-click advertising in particular, will continue to grow as consumers become increasingly confident that they can find comprehensive product information and securely conduct transactions online.

Although businesses have many online advertising options, we believe that pay-per-click- advertising has grown faster and will continue to grow faster than most other online advertising alternatives because it allows businesses to access consumers at the time they have demonstrated a specific interest in an advertiser’s products or services through their Internet search. We believe that pay-per-click advertising delivers a more relevant list of commercial sites for Internet users because advertisers generally only bid on keywords that are related to the products and services they offer. According to Forrester Research, search engine marketing (SEM) spending will increase from approximately $5.7 billion in 2005 to $11.6 billion in 2010.

Direct Navigation

Direct navigation is characterized by online users directly accessing a website by typing descriptive keywords or keyword strings into the uniform resource locator, or URL, address box of an Internet browser or by using a bookmark. Direct navigation and the use of search engines, however, are not mutually exclusive, as Internet users may also navigate to a website through referring or partner traffic sources.

Our Services

Our Internet search services are designed to enable advertisers to sell their products and services online to a large base of potential, targeted customers through our distribution network which consists of search engines and selected web properties. We currently provide these services through our operating subsidiaries Walnut Ventures, La Jolla Internet Properties, Internet Revenue Services and Overseas Internet Properties. We also provide corporate services through our operating subsidiary InterSearch Corporate Services, which includes Internet technology professional services primarily to companies in the financial services industry. In the year ended December 31, 2006, search services comprised approximately 90% of our total revenue and our corporate services accounted for approximately 10% of our total revenue.

Internet Search Services

By providing relevant listings of products and services to consumers in response to their targeted searches on the Internet, we offer businesses an effective method of driving qualified prospects for their products and services to their websites. We accomplish this by distributing the listings of our advertising network partners and direct advertisers throughout our distribution network of web properties and search engines. Advertisers pay our advertising network partners only when an Internet user clicks-through on the advertisers’ listing. When an Internet user clicks-through on an advertiser’s listing through our distribution network, our advertising network partner generates revenue that they then share with us. In some cases, we may then share the revenue with the appropriate distribution network partner.

Corporate Services

Through InterSearch Corporate Services, we also provide Internet technology professional services in the areas of information technology and search engine marketing to companies primarily in the financial services industry, including Bank of America, Charles Schwab, Wachovia Bank and Wells Fargo. We endeavor to provide clients with qualified individuals on a contractual basis with the appropriate skills and experience to service their needs.

Our Advertiser Network

Advertiser listings displayed on our distribution network are derived from our advertising network partners and direct advertisers on www.irs.com. Our advertising network partners currently consist of two of the leading search engines, Yahoo! Search Marketing and Ask.com. Paid search engines, such as these, partner with us in order to gain access to our distribution network for their advertisers. Access to search requests on our distribution network increases the potential for paid click revenue because their advertisers’ listings are distributed in response to a larger number of search queries. Yahoo! Search Marketing and Ask.com are our largest advertising network partners, together accounting for approximately 75% and 78% of our total revenue for the years ended December 31, 2006 and 2005, respectively. We intend to continue our relationships with Yahoo! Search Marketing and Ask.com, while exploring new relationships with various other advertising network partners. Generally, our arrangements with our advertising network partners provide that we receive a fixed percentage of their advertising revenue per paid click.

In connection with our recent acquisition of the web property www.irs.com, we acquired relationships with direct advertisers, including H&R Block, Intuit and 2nd Story Software (Tax Act), for listings on this web property. We receive a percentage of any revenue generated from purchases of the advertiser’s services resulting from a paid click on its sponsored listing on www.irs.com. As part of our growth strategy we will continue to increase the revenues generated from this and our other web properties by transitioning our existing commercial relationships to terms more favorable to us, developing additional revenue opportunities relating to our ownership of Internet traffic for tax preparation sites, developing additional relationships with direct advertisers or our advertising network partners on the web property or some combination of the foregoing.

Our Distribution Network

Our distribution network consists of search engines and our owned and managed web properties. When a consumer initiates an Internet search on our search engine or on one of our owned or managed web properties, we deliver relevant listings from our advertising network partners or our direct advertisers. In most cases, when a user clicks on one of these advertisements, we receive a pay-per-click fee. During the year ended December 31, 2006, we received approximately 99 million paid clicks from our distribution network, as compared to approximately 62 million for the year ended December 31, 2005.

We own or have the exclusive right to use approximately 15 web properties and manage an additional 30,000 web properties through our ParkingDots® business. These web properties generally contain commercially relevant search terms in select high-traffic Internet commerce categories and may include geographically targeted elements. Our commerce categories include: financial services, travel, insurance, real estate, auto, health, technology, personals, professional services, Web services, and education.

In addition to distributing sponsored listings on web properties that we own or manage through our ParkingDots® business, we supply the sponsored listings of our advertising network partners through a relatively small number of distribution partners. Direct Revenue, LLC was our largest distribution partner for the year ended December 31, 2005. As a result of the termination of our distribution agreement with Direct Revenue in April 2006, our revenue attributable to distribution through Direct Revenue declined to approximately 1% of total revenue for the year ended December 31, 2006, as compared to approximately 20% of total revenue for the year ended December 31, 2005.

Many parties that own Internet web properties would like to develop effective programs for generating revenue from online advertisers, but do not have the time or resources. In partnership with web property owners through our ParkingDots® business, we manage their web properties and develop effective programs for generating revenue from online advertisers through the application of SEM and search engine optimization (SEO) services. We receive revenue from our advertising network partner when an Internet user clicks-through on an advertiser’s listing displayed on one of our managed web properties. We then share a portion of that revenue with the website owner.

Internet users can navigate our owned and managed web properties in various ways, including direct navigation. For example, an online user who is specifically interested in obtaining information about tax-related goods and services may enter www.irs.com via direct navigation through the web address bar of their Internet browser. Once the user has arrived at the web property they will find relevant product listings and information. As the user finds relevant information and clicks on a particular listing, we typically receive a pay-per-click fee, which we call a paid click, or we may share in revenues generated by the sponsored listing.

Information Technology and Systems

We strive to maintain technologies that are compatible with the systems used by our advertising and distribution network partners. By utilizing open standards it allows us to maintain open connectivity amongst heterogeneous networks. We rely on our proprietary technology platform combined with commercially available technology from industry-leading providers to deliver real-time customer support and interactive reporting for our advertising and distribution network partners. We employ Open Source Software (OSS) technologies and products distributed by various companies and organizations. We also utilize commercially available technologies and products.

Our technology platform enables us to rapidly deliver listings from our advertising network partners in response to search requests by Internet users made in our distribution network. Our technology is designed to gather information from multiple data points and compile the results according to a proprietary set of rules that we have developed. Each click-through from our distribution network is subject to a filtering process in order to improve advertiser return on investment by minimizing such things as double-clicks and other illegitimate click-throughs. Our technology incorporates an accounting system that provides our advertising and distribution network partners with the information they need to manage their relationships with us.

We rely upon third parties to provide hosting services, including hardware support and service, and network coordination. Our servers are configured for high availability and large volumes of Internet traffic and are located in leased third-party facilities. Back-end databases make use of redundant servers and data storage arrays. We also have standby servers that provide for additional capacity as necessary. The facilities housing our servers provide redundant HVAC, power and Internet connectivity.

We continue to build and innovate additional functionality to attempt to meet the quickly evolving demands of the marketplace. The cost of developing our technology solutions is included in the overall cost structure of our services and is not separately funded by any individual advertisers or distribution network partners.

Competition

Paid Search Advertising

The online paid search market is intensely competitive. Although we partner with the most predominant search engines to provide paid search results on our distribution networks, we also compete with those search engines for Internet search traffic. Our primary current competitors include Yahoo!, Google, MSN, Ask.com and Marchex. In addition, non-paid search engines are beginning to offer paid search services, and we believe that more competitors will enter into the paid search advertising market. We also compete with traditional offline media such as television, radio and print, for a share of businesses’ total advertising budgets.

Our strategy is to manage or own a broad range of websites and search engines to provide a broad distribution network to advertisers. Certain of our advertising and distribution network partners, however, may view us as competitors with their own internal paid search services and cease doing business with us. We believe that the principal competitive factors in our market are network size, revenue sharing arrangements, services, convenience, accessibility, customer service, quality of search tools, reliability and speed of fulfillment of paid search listings across the Internet infrastructure.

Nearly all of our competitors have longer operating histories, larger distribution networks, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, the search industry has recently experienced consolidation, including the acquisitions of companies offering paid search services. Industry consolidation may result in larger, more established and well-financed competitors with a greater focus on paid search services. If this trend continues, we may be unable to compete in the paid search market and our financial results may suffer.

Additionally, larger companies such as Google and Microsoft may implement technologies into their search engines or software that make it less likely that consumers will reach, or execute searches on, our distribution network. If we are unable to successfully compete against current and future competitors or if our current advertising network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

Although overall Internet advertising expenditures have increased in the last few years, the advertising industry has suffered as many online businesses have ceased operations and many traditional businesses have scaled back their advertising budgets. In addition, today’s typical Internet advertiser has become more sophisticated in utilizing the different forms of Internet advertising, purchasing Internet advertising in a cost-effective manner, and measuring return-on-investment. The competition for this pool of advertising dollars has also put downward pressure on pricing points and online advertisers have demanded more effective means of reaching customers. Increased competition for the distribution of advertisers’ listings could cause us to enter into agreements with our advertising network partners with less favorable terms or to lose partners. This could reduce our number of paid clicks, reduce revenue or increase search- serving expenses, all or some of which may have a material adverse effect on our business, operating results and financial condition.

We are also affected by the competition among destination websites that reach users or customers of search services. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as AOL, Google, Microsoft through MSN Search and Yahoo!, through its subsidiaries, dominate online user traffic. The online search industry continues to experience consolidation of major websites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. The major destination websites and distribution providers may have leverage to demand more favorable contract terms, such as pricing, renewal and termination provisions.

Direct Navigation

The direct navigation market is primarily categorized into two parts: (1) web property owners, which are the entities that own the Internet domain and potentially monetize it through performance-based integrations with third parties, including pay-per-click integrations; and (2) web property monetization providers, which are companies that provide the monetization engine for web property owners, including pay-per-click providers. While the availability of a high quality portfolio of multiple Internet domain names is limited and difficult to attain, the barriers to entry in the direct navigation market are also as low as the cost of registering an individual Internet domain name is not significant. We expect competition to intensify as more analysis is conducted on, and more companies enter, the direct navigation market. This could adversely affect our competitive position and relatively small market share in the direct navigation industry.

Corporate Services

Our corporate services business is highly competitive. We compete with a variety of organizations that offer services similar to those we offer. Our competitors include large global firms, the services arms of large global technology providers, to management consulting firms and information technology services providers. Additionally, we compete with smaller service providers who have a specific focus and competitive market position in certain geographic markets or who focus on service- or industry-specific niches. Alternatively, a client may choose to use its own resources rather than engage an outside firm for the kinds of services we provide. Our corporate services revenues are derived primarily from Fortune 500 companies. Our clients typically retain us on a non-exclusive basis. We believe that the principal competitive factors in this industry are skills and capabilities of consultants, innovative service and product offerings, perceived ability to add value, reputation, price and technical and industry expertise. We have long-standing relationships with many of our corporate services clients.

Intellectual Property

We seek to protect our intellectual property through existing laws and regulations, as well as through contractual restrictions. We rely on trademark, patent and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, partners and others to protect our intellectual property.

Our technologies involve a combination of proprietary rights, owned and developed by us, commercially available software and hardware elements that are licensed or purchased by us from various providers and public domain software. We continue to develop additional technologies to update, replace or supplement our technology platform. We intend to protect these additional rights through patent applications and trade secret enforcement.

We presently own four federal trademark registrations for the INTERSEARCH® trademark for various services. In addition, we have filed ten federal trademark applications seeking registration of various trademarks, including PARKING DOTS®, which are now pending before the United States Patent and Trademark Office. We may claim trademark rights in, and apply for registrations in the United States for a number of other marks.

We have patent applications pending related to a variety of business and transactional processes associated with paid-search and other revenue models. We cannot assure you, however, that any of these patent applications will be issued as patents, that any issued patents will provide us with adequate protection against competitors with similar technology, that any issued patents will afford us a competitive advantage, that any issued patents will not be challenged by third parties, that any issued patents will not be infringed upon or designed around by others, or that the patents of others will not have a material adverse effect on our ability to do business.

Government Regulation

Like many companies, we are subject to existing and potential government regulation. There are, however, comparatively few laws or regulations specifically applicable to Internet businesses. Accordingly, the application of existing laws to Internet businesses, including ours, is unclear in many instances. There remains significant legal uncertainty in a variety of areas, including, but not limited to: user privacy, the positioning of sponsored listings on search results pages, defamation, taxation, the provision of paid search advertising to online gaming sites, the legality of sweepstakes, promotions and gaming sites generally, and the regulation of content in various jurisdictions. Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally.

Several new federal laws that could have an impact on our business have already been adopted. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third party web properties that include materials that infringe copyrights or rights of others. Because we do not meet the safe harbor requirements of the Digital Millennium Copyright Act, we could be exposed to copyright actions, which could be costly and time-consuming. The Children’s Online Privacy Protection Act is intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online services providers to report evidence of violations of federal child pornography laws under certain circumstances. The foregoing legislation may impose significant additional costs on our business or subject us to additional liabilities, if we were not to comply fully with their terms, whether intentionally or not. The Children’s Online Privacy Protection Act imposes fines and penalties to persons and operators that are not fully compliant with its requirements. The federal government could impose penalties on those parties that do not meet the full compliance practices of the Protection of Children from Sexual Predators Act. We intend to fully comply with the laws and regulations that govern our industry, and we employ internal resources and incur outside professional fees to establish, review and maintain policies and procedures to reduce the risk of noncompliance.

The acquisition of Internet domain names generally is governed by Internet regulatory bodies, predominantly the Internet Corporation for Assigned Names and Numbers (ICANN). The regulation of Internet domain names in the United States and in foreign countries is subject to change. ICANN and other regulatory bodies could establish additional requirements for previously owned Internet domain names or modify the requirements for holding Internet domain names.

We post our privacy policy and practices concerning the use and disclosure of any user data on our web properties and our distribution applications. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our businesses, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the

United States Congress and various state legislative bodies regarding privacy issues related to our businesses. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

There are a growing number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally, and some of these proposals apply specifically to paid search businesses. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expenses or lost revenue opportunities, and other unforeseen ways.

We anticipate that new laws and regulations affecting us will be implemented in the future. Those new laws, in addition to new applications of existing laws, could expose us to substantial liabilities and compliance costs.

In addition, because our services are available over the Internet in multiple states, certain states may claim that we are required to qualify to do business in such state. Currently, we are qualified to do business only in the States of Florida, California and Pennsylvania. Our failure to qualify to do business in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could harm our business and results of operations.

Employees

As of February 28, 2007 we had 31 full-time employees, 13 of which were engaged in technical development, 3 in sales and marketing, 8 in finance, administration and operations, and 7 consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Item 2.	Description of Property.

Our corporate headquarters are located at 222 Kearny Street, Suite 550, San Francisco, California, where we lease approximately 7,615 square feet of space. The term of the lease commenced on November 1, 2005 and expires five years and five months from the commencement date. The lease provides for one option to extend the lease for five years. Our rent payments are $16,636 per month increasing to $18,692 per month over the term of the agreement ending in 2011. Additionally, we are responsible for paying a portion of the operating expenses and property taxes related to the building. We believe that these facilities are adequate, at this time, for their intended use.

Item 3.	Legal Proceedings.

We are not involved in any legal proceedings other than routine litigation arising in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe the results of such litigation would have a material adverse effect our business, financial condition or results of operations. However, should such litigation arise, defending such proceedings could be costly and may result in the diversion of managements attention.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

As of October 13, 2006, our shares of common stock trade on the American Stock Exchange (AMEX) under the ticker symbol “IGO.” From August 31, 2006 to October 12, 2006, our common stock was quoted on the OTC Bulletin Board under the ticker symbol “IGPN.OB.” From October 19, 2005 to August 30, 2006, our common stock was quoted in the over-the-counter market through Pink Sheets LLC, or the pink sheets, under the symbol “IGPN.” Prior to October 19, 2005, our common stock traded on the pink sheets under the symbol “ISGP.” At the close of business on February 28, 2007, there were 25,073,307 outstanding common shares, which were held by approximately 400 shareholders, which include shareholders of record and non-objecting beneficial owners.

The following table (1) sets forth the high and low bids for the common shares as quoted on the pink sheets or the OTC Bulletin Board and the high and low sales prices for the common shares as reported on AMEX for the periods indicated and (2) has been adjusted to reflect a 1:40 reverse stock split of our common stock that took effect on October 19, 2005:

	High	Low
Year Ending December 31, 2006:
First Quarter	$5.00	$1.50
Second Quarter	$3.50	$2.30
Third Quarter	$3.50	$2.35
Fourth Quarter	$3.18	$1.80

Year Ending December 31, 2005:
First Quarter	$42.80	$8.00
Second Quarter	$14.00	$6.40
Third Quarter	$12.80	$4.80
Fourth Quarter	$6.80	$1.50

The quotations in the above table reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Holders

As of December 31, 2006, we had approximately, 400 shareholders, which include shareholders of record and non-objecting beneficial owners.

Dividend Policy

Prior Distributions

For the period from January 1, 2004 through December 10, 2004, our common stockholders elected to be taxed as an S Corporation. As a result, we declared and paid distributions relating to our S Corporation status of approximately $1,245,768.

From December 2004 to September 2005, we declared and paid dividends to our preferred stockholders in the amount of $536,425 in connection with the acquisition of Walnut Ventures and La Jolla Internet Properties as described in Part I, Item 1 “Description of Business” above.

Future Earnings

We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, and such other factors as our board of directors deems relevant.

Pursuant to our Loan and Security Agreement with Silicon Valley Bank dated December 10, 2004, as amended, we are restricted from paying dividends without the prior written consent of Silicon Valley Bank.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Statement Regarding Forward –Looking Statements

When reading this section of this Annual Report on Form 10-KSB, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-KSB, including the sections entitled “Description of Business,” “Description of Property,” “Legal Proceedings,” “Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Security” and “Management’s Discussion and Analysis or Plan of Operation,” and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-KSB, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward—looking statement for many reasons, including those described in the section entitled “Risk Factors” set forth below in Part II, Item 6 “Management’s Discussion and Analysis or Plan of Operation.” Forward-looking statements in this Annual Report on Form 10-KSB include, without limitation: our objective to be a leader in the Internet search services and advertising industry; our intention to grow our business organically and through acquisitions and capitalize on the recent growth trend associated with Internet search usage and advertising; our intention to increase the number of web properties that we manage through our ParkingDots® business; our efforts to maximize revenue potential of our web properties by increasing proprietary traffic and adding relevant content; the focus of our direct sales force to expand the number of direct advertisers on our owned web properties; our belief that information derived from the data warehouse will allow us to maximize the results derived from our sponsored listings and improve our ability to evaluate the performance of a web page layout; our belief that the expected growth in online shopping will be facilitated in part by decreased prices of Internet access devices and increased performance of those devices, increased use of personal computers and increased availability of high-speed Internet access; estimates regarding an increase in spending for online marketing through 2010; our belief that Internet advertising generally, and pay-per-click advertising in particular, will continue to grow faster than most other online advertising alternatives; estimates regarding an increase in search engine marketing spending through 2010; our belief that www.irs.com and our other website properties will benefit from search engine, direct navigation and directory traffic; our endeavor to provide our corporate services clients with qualified individuals on a contractual basis with appropriate skills and experience to service their needs; our intention to continue our relationships with out advertising network partners, while exploring new relationships with various other advertising network partners; our efforts to maintain technologies that are comparable with the systems used by our advertising and distribution network partners; our efforts to build and innovate additional functionality to attempt to meet the quickly evolving demands of the marketplace; our belief that more competitors will enter into the paid search advertising market; our strategy to manage or own a broad range of websites and search engines to provide a broad distribution network to advertisers; our beliefs regarding the principal competitive factors in the online paid search market; consolidation of websites and search engines in the online search industry; our expectations regarding competition in the direct navigation market; our beliefs regarding the principal competitive factors in the corporate services market; our intention to protect our intellectual property; our efforts to develop additional technologies to update, replace or supplement our technology platform; our intention to protect our proprietary rights through patent applications and trade secret enforcement; our intention to comply with the laws and regulations that govern our industry and our related actions to ensure compliance; our anticipation regarding the implementation of new laws and regulations affecting us in the future; our belief that our corporate facilities are adequate at this time, for their intended use; our belief that the results of litigation will not have a material adverse effect on our business, financial condition or results of operations; our intention to retain any future earnings and not pay cash dividends in the foreseeable future; our expectation to continue to depend in the near future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues; our efforts to decrease our cost-per-click; our intention to expand and diversify our proprietary traffic sources; increases to our operating expenses as a result of implementing our growth strategy; our anticipation that the variables impacting the level of paid clicks contributed by our distribution partners will fluctuate in the future, affecting our growth rate and our financial results; fluctuation of our quarterly results; our expectation that the impact of our acquisition of www.irs.com will cause our revenues to be largely seasonable in nature; our intention to focus our resources on generating traffic to our web properties through search engine marketing and search engine optimization and the direct navigation market; our expectation for volatility with respect to the costs of professional services; our expectation that out general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company; our established amortization schedule for outstanding debt; our intention to continually review our capital requirements to ensure that we have sufficient funding available; our intention to use cash flow from operations, availability under our credit line or a combination of both to fund anticipated levels of operations for the next 12 months; our intention to review claims or demands brought under the Uniform Domain Name Dispute Resolution Policy and to transfer any rights acquired by us to any party that has demonstrated a valid prior right or claim; our expectations regarding the expansion of our operations and its impact upon management, operational and financial resources; and our expectation to add a significant number of additional key personnel in the future.

These forward-looking statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Overview

We are a provider of Internet paid search and advertising services that facilitate access to relevant information on the Internet. Through our network of web properties, proprietary search engines and strategic third party relationships, we deliver vertical and local traffic to advertisers, enabling our properties and publishers to monetize this incremental traffic on their websites. Our portfolio of web properties contains commercially-relevant search terms in select high-traffic categories, including financial services and travel and leisure. We also provide Internet technology professional services to Fortune 500 and other companies operating in the financial services sector.

We review our operations based on both our financial results and non-financial measures. Our primary source of revenue is our Internet search services. The key financial factors upon which management focuses in reviewing performance are revenue-per-click and cost-per-click, which for the year ended December 31, 2006 were approximately $.22 and $.08, respectively. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. We currently depend, and expect to continue to depend in the near future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. Our advertising network partners, Yahoo! Search Marketing and Ask.com together represented approximately 75% of our revenues for the year ended

December 31, 2006. A significant reduction in click-throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest expense is traffic acquisition costs, which consist primarily of internet advertising costs and revenue-sharing payments to our distribution network partners for access to their online user traffic. We seek to decrease our cost-per-click by increasing the number of proprietary web properties that we own and manage. When Internet users access our owned or managed web properties through direct navigation, it reduces our payments to distribution network partners.

The key non-financial measure that management reviews is the number of click-throughs on advertiser listings, which we call “paid clicks”, which for the year ended December 31, 2006 were approximately 99 million, as compared to approximately 62 million for the year ended December 31, 2005, representing an increase of approximately 60%. Our revenue growth depends, in part, on our ability to increase the number of paid clicks on the sponsored listings of our advertising network partners and direct advertisers displayed through our distribution network. We intend to expand and diversify our proprietary traffic sources, specifically by increasing our presence in the direct navigation market and increasing the number of other proprietary web properties that we own and manage.

We currently depend on relatively few distribution network partners for the distribution of our services. Direct Revenue, LLC. was our largest distribution partner for the fiscal year ended December 31, 2005. On April 13, 2006, Walnut Ventures, one of our wholly-owned subsidiaries, terminated the Technology/Software distribution agreement with Direct Revenue. This agreement was primarily a distribution arrangement whereby customers of Direct Revenue could opt to install our search engine technology when installing other software applications offered by Direct Revenue. As a result of the termination of our distribution agreement with Direct Revenue, our revenue attributable to distribution through Direct Revenue, declined to approximately 1% of total revenue for the year ended December 31, 2006, as compared to approximately 20% of total revenue for the year ended December 31, 2005.

Certain of the historical financial information reflected in this annual report on Form 10KSB does not include expenses that we incur as a public company. For example, we incur expenses relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 and the reporting requirements of the Securities and Exchange Commission (the “SEC”). In addition, our operating expenses will continue to increase as a result of implementing our growth strategy, as we will likely improve our information systems and reporting systems and increase personnel.

Corporate History and Structure

We were organized as Economic & Investment Technologies, Inc. on April 7, 1994. In 1996, we first changed our name to MultiTech Brokerage Solutions, Inc., and then again in November 2000 to MBSL Group, Inc. Acquisitions have been an important part of our corporate history. In October 2004, we acquired Corporate Consulting Services, a provider of Internet and technology, training and consulting services to companies primarily in the financial services industry, through a reverse merger transaction. We acquired Corporate Consulting Services in exchange for 964,109 shares in the aggregate of our common stock, par value $.001 per share, plus promissory notes in the aggregate amount of $129,104. Corporate Consulting Services was founded in January 2002. In connection with this transaction, we changed our name to InterSearch Group, Inc. In October 2005, we changed the name of our wholly owned subsidiary, Corporate Consulting Services, Inc. to InterSearch Corporate Services, Inc.

In December 2004, we acquired Walnut Ventures, a provider of paid search services founded in February 2003, in a reverse merger transaction. We acquired Walnut Ventures in exchange for issuing 3,436,068 shares of our Series A Preferred Stock, par value $.001 per share, and 1,343,376 shares of our common stock. Through the Walnut Ventures acquisition, we acquired our Internet search services business, which includes an in-house sales force and a portfolio of Internet domain names, revenue-generating contracts, and technology and systems for the operation of our paid search services business. Although for legal purposes, Walnut Ventures was acquired by us, for accounting purposes, the transaction was accounted for as a reverse acquisition, as if Walnut Ventures acquired us, due to the fact that the former shareholders of Walnut Ventures owned a majority of us common stock as a result of the transaction.

In February 2005, we acquired La Jolla Internet Properties, an owner and operator of web properties, through a common control merger in exchange for 2,500 shares of our Series B Preferred Stock, par value $0.001 per share. In addition to acquiring revenue-producing domain names, our acquisition of La Jolla Internet Properties enables us to provide business customers with web property development and search engine optimization services. The acquisition of La Jolla Internet Properties in February 2005 was a combination of entities under common control, and therefore, our consolidated financial statements were adjusted for all periods presented to include the assets, liabilities, and operations of La Jolla Internet Properties from its inception in May 2004.

In September 2005, we acquired through our wholly owned subsidiary, Internet Revenue Services, certain assets of DotCom Corporation, including the domain name www.irs.com and its related business. The purchase price for this transaction consisted of $5,000,000 in cash and 1,025,000 shares of the our common stock.

In July 2006, we redeemed the above-mentioned 1,025,000 shares of our common stock for a purchase price of $6,150,000, pursuant to the terms of a call option agreement.

Between June and September 2006 we acquired the following web properties: www.banks.com, www.camps.com, www.summercamp.com, www.greatcruises.com and www.looksearch.com, among others, as part of our continuing strategy to acquire web properties in select commerce categories.

Business Segments

For financial reporting purposes, our business is divided into two segments: Internet search services and corporate services, which consists of Internet technology professional services.

Internet Search Services

Our primary source of revenue is our Internet search services, which represented 90% of our revenues for the year ended December 31, 2006 as compared to 83% for the year ended December 31, 2005. With respect to our Internet search services, we typically generate revenue each time an Internet user initiates a search on our distribution network, which includes search engines and web properties, and clicks through on an advertiser listing. Businesses purchase listings from our advertising network partners, which we display on our network in response to targeted keyword searches performed by Internet users. These listings are compiled and provided to us by our advertising network partners. We also generate revenue from online user traffic visiting our web properties through direct navigation. We similarly may display on these web properties the sponsored listings of our advertising network partners and of our direct advertisers that are relevant to the web property.

Our cost of revenues for our Internet search services primarily consists of traffic acquisition costs that relate to internet advertising costs and payments to our distribution network partners for access to their online user traffic. We enter into agreements of varying durations with distribution partners that integrate our pay-for-performance search services into their sites. The primary economic structure of our distribution partner agreements is a variable payment based on a specified percentage of revenue. Other economic structures that we may use to a lesser degree include:

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

Corporate Services

We also provide corporate services, which consists of Internet technology professional services, to companies primarily in the financial services industry. Our corporate services accounted for 10% of our revenues for the year ended December 31, 2006 as compared to 17% of our revenues for the year ended December 31, 2005.

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

Quarterly Results May Fluctuate

We enter into agreements with various distribution partners to provide distribution for the uniform resource locator, or URL, strings and advertisement listings of our advertising network partners. We generally pay distribution partners based on a percentage of revenue or a fixed amount per click-through on these listings. The level of paid clicks contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly, for several reasons, including our ability to increase our distribution, which impacts the number of Internet users who have access to advertisers’ listings on our network, the amount these advertisers spend on their sponsored listings and the number of our advertising network partners.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of paid clicks we will deliver to our advertising network partners and web properties, how much advertisers will spend, and the rate of revenue sharing with our distribution network partners.

Our quarterly results have fluctuated in the past and may continue to do so in the future due to seasonal fluctuations in the level of Internet usage. As is typical in our industry, the second and third quarters of the calendar year generally experience relatively lower usage than the first and fourth quarters. It is generally understood that during the spring and summer months of the year, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. In addition, we expect that our acquisition of the website business of www.irs.com will further cause our revenues to be largely seasonal in nature, with peak revenues occurring during the U.S. tax filing season of January through April. Therefore, our quarterly results should not be relied upon as indicative of results for the entire fiscal year.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these audited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in Note 1 to our audited consolidated financial statements appearing at the end of this report for the year ended December 31, 2006, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue

We currently generate revenue through our operating businesses by providing Internet search and advertising services and corporate services, including Internet technology professional services. With respect to our Internet search services, we typically recognize revenue when an Internet user clicks-through on an advertiser’s listing displayed on our network.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines and our websites on which we include our advertisers’ listings and those of our advertising network partners. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser.

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

We apply the provisions of the Financial Accounting Standards Board’s (FASB) Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. (SFAS 144).

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. To date, no impairment charge has been taken for the goodwill related to our acquisition of InterSearch Corporate Services. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results.

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

Stock Compensation.

Prior to January 1, 2006, our stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively, SFAS 123). No stock-based employee compensation cost was recognized in our consolidated statements of operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

In addition, prior to the adoption of SFAS 123R, the tax benefits of stock option exercises were classified as operating cash flows. Since the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As we adopted the modified prospective transition method, the prior period cash flow statement was not adjusted to reflect current period presentation.

As part of its adoption of SFAS 123R, we examined our historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, we could not identify any patterns in the exercise of options. As such, we used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility of our stock. The risk-free rate is based on the United States treasury notes in effect at the time of grant. The dividend yield is based on our history and expectation of dividend payments.

Common Stock Subject to Mandatory Redemption

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), which requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. We issued 1,025,000 shares of common stock in connection with the acquisition of certain assets of DotCom Corporation, which were being held in escrow. In July 2006, we redeemed these shares of our common stock for a purchase price of $6,150,000, pursuant to the terms of the call option agreement, and therefore, such shares fell within the scope of SFAS 150 and were reflected accordingly as a liability in the consolidated financial statements.

Income Taxes

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized. We file a consolidated income tax return with our subsidiaries. Income taxes are allocated proportionately as if separate income tax returns were filed.

The stockholders of La Jolla elected to be taxed as an S-Corporation prior to the merger with us in February 2005. Therefore, no provision for income taxes in included for La Jolla for the period prior to the common control merger with us.

Consolidated Results of Operations

The following table sets forth information for the years ended December 31, 2006 and 2005 derived from our consolidated financial statements which were audited by Hacker, Johnson & Smith PA, and are included elsewhere in this annual report on Form 10KSB.

	Year ended December 31,
	2006	2005
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenues	$25,634	$17,543

Cost of revenues:
Traffic acquisition costs	8,613	6,830
Cost of professional services	1,780	2,297
Sales and marketing	884	948
General and administrative	8,071	4,954

Total operating expenses	19,348	15,029

Earnings from operations	6,286	2,514
Interest expense	553	143
Loss on derivative instrument	19	1,771

Earnings before income taxes	5,714	600
Income taxes	2,297	1,059

Net earnings (loss)	3,417	(459)
Preferred stock dividends	—	496

Net earnings (loss) available to common shareholders	3,417	(955)

Basic earnings (loss) per share	$.14	$(.05)

Diluted earnings (loss) per share	$.12	$(.05)

Basic weighted average common shares outstanding	25,115,385	19,662,293

Diluted weighted average common shares outstanding	28,159,166	19,662,293

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2006	2005
Revenues	100%	100%

Cost of revenues:
Traffic acquisition costs	34	39
Cost of consulting services	7	13
Sales and marketing	3	6
General and administrative	31	28

Total operating expenses	75	86

Earnings from operations	25	14
Interest expense	2	—
Loss on derivative instrument	—	10

Earnings before income taxes	23	4
Income taxes	9	6

Net earnings (loss)	14	(2)
Preferred stock dividends	—	(3)

Net earnings (loss) available to common shareholders	14	(5)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue. Revenue increased 46% from $17.5 million for the year ended December 31, 2005 to $25.6 million for the same period in 2006. Of this $8.1 million increase, 100% was generated by our Internet search services. This increase was primarily attributable to the increase in proprietary web traffic, including, proprietary traffic resulting from the acquisition of the domain www.irs.com in September 2005.

Traffic acquisition cost. Although revenues increased 46%, traffic acquisition costs only increased 26%, from $6.8 million for the year ended December 31, 2005 to $8.6 million for the same period in 2006. This is primarily the result of higher margins derived from proprietary traffic, the largest source being www.irs.com, which had direct costs of only $248,000. We continue to focus our resources on generating traffic to our proprietary web properties through SEM, SEO, and the direct navigation market which typically yields higher margins.

Cost of professional services. InterSearch Corporate Services revenue decreased 18% from $3.0 million for the year ended December 31, 2005 to $2.5 million for the same period in 2006. Cost of professional services decreased by $517,000 or 23%. The decrease in overall costs and margins is due to the business mix of existing clients and the cost structures of certain projects in the respective time period. We expect volatility within a certain range based on the business mix of our clientele. The costs consist primarily of wages, taxes, benefits, and fees paid to employees and subcontractors directly related to the generation of professional services revenue.

Sales and marketing. Sales and marketing expense decreased from $948,000 for the year ended December 31, 2005 to $884,000 for the same period in 2006. This decrease of $64,000 is mainly attributable to a decrease in sales commissions of $48,000.

General and administrative. General and administrative expenses increased 63% from $5.0 million for the year ended December 31, 2005 to $8.1 million for the same period in 2006. The increase was due to an increase in personnel costs of $869,000, an increase in depreciation and amortization of $801,000 primarily as a result of the 2005 purchase of www.irs.com, an increase in administrative fees of $596,000 primarily related to the withdrawal of our public offering, an increase in professional fees of $223,000, an increase in business insurance of $106,000 and an increase in facility and other various operating costs of $522,000. The increases from an overall standpoint were necessary to support the continued growth in operations. We expect that our general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company, such as professional fees and business insurance.

Interest expense. . Interest expense was $143,000 for the year ended December 31, 2005 compared to $553,000 for the same period in 2006 primarily due to the debt facility secured by the Company to pay off the balance of the acquisition of www.irs.com. In July 2006, 13.50% Senior Subordinated Notes due July 2011 in the aggregate principal amount of $7.0 million (the “Notes”) were sold in connection with the final installment of the asset purchase of www.irs.com . In addition, the amortization of the debt issuance costs and debt discount which totaled $1.3 million is being amortized over five years.

Loss on derivative instrument. In September 2005, we issued a warrant and sold shares of our common stock to Barron Partners, LP. In connection with the sale of our common stock we were subject to a liquidated damages provision pursuant to which we were required to register the shares within 180 days. Emerging Issue Tax Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock (EITF 00-19), requires this warrant be recorded at fair value. We applied EITF 00-19 as a result of a liquidated damages provision in the registration rights agreement we entered into with Barron Partners, LP in connection with the sale of our common stock. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, assuming that the risk-free interest rate was 4.54%, there would be no dividends paid by the Company, the contractual life was 5 years and there was no stock volatility. The fair value was estimated to be $1.5 million on the closing date of the transaction. The fair value of $1.5 million was recorded as a liability in accordance with EITF 00-19. EITF 00-19 also requires an adjustment be made for changes in the fair value as long as the contract remains classified as an asset or liability. As a result, we expensed the change in fair value of the warrant between the time of issuance and December 31, 2005. Using the Black-Scholes option-pricing model, assuming that the risk-free rate was 4.39%, there would be no dividends paid by us, the expected life was 2.5 years and stock volatility was not significant due to the lack of an active trading market, the fair value of the warrants was estimated to be $3.3 million at December 31, 2005. Based on the fair value calculation, warrant liability and loss on derivative increased $1.8 million. This expense is a non-cash item and is not tax deductible. On February 9, 2006, registration statement number 333-129937 was declared effective which satisfied the liquidated damages provision and as a result the common stock warrant liability was adjusted to fair value on that date and reclassified as equity. Based on the fair value calculation, $3.3 million was reclassified as equity and an additional $19,000 was recorded as loss on derivative instrument.

Income taxes. Our provision for income taxes was $1.1 million for the year ended December 31, 2005 and increased to $2.3 million in 2006. This increase is primarily a result of an increase in our pretax earnings from $600,000 for the year ended December 31, 2005 compared to pretax earnings of $5.7 million for the year ended December 31, 2006.

The statutory effective tax rate is approximately 40%. Our effective tax rate was 176% for the year ended December 31, 2005 and decreased to 40% in 2006. This is primarily the result of the $1.8 million as loss on derivative recorded during 2005 which was a non-deductible tax item.

Net earnings. Net earnings available to common stockholders for the year ended December 31, 2006 was $3.4 million or $.14 per basic and $.12 per diluted share compared to a $955,000 loss or $.05 per basic and diluted loss for the same period in 2005.

Preferred stock dividends. We issued preferred stock dividends in connection with the Walnut Ventures merger in December 2004 and the La Jolla Internet Properties merger in February 2005. Preferred stock dividends of $496,000 were distributed during the year ended December 31, 2005 and no dividends were distributed in 2006. All of our preferred stock was converted to common stock on September 23, 2005.

Segment Results

	Year Ended December 31,
	2006	2005
	(in thousands)
Revenues:
Internet search services	$23,136	$14,502
Corporate services	2,498	3,041

	$25,634	17,543

Earnings (loss) from operations:
Internet search services	$6,391	$2,594
Corporate services	(105)	(80)

	$6,286	$2,514

Internet Search Services

Revenue. Revenue increased 60% from $14.5 million for the year ended December 31, 2005 to $23.1 million in 2006. This increase was primarily attributable to the increase in proprietary web traffic. The largest source of proprietary traffic resulted from the acquisition of the domain www.irs.com in September 2005.

Earnings (loss) from operations. Earnings from operations increased 146% from $2.6 million for the year ended December 31, 2005 to $6.4 million in 2006. This increase was primarily attributable to the minimal direct costs associated with the operations of the domain www.irs.com which yielded higher margins.

Corporate Services

Revenue. Revenue decreased slightly from $3.0 million for the year ended December 31, 2005 to $2.5 million for the same period in 2006. This decrease is primarily attributable to a reduction in sales staff and the business mix of existing clients. We expect volatility within a certain range based on the business mix of our clientele.

Earnings (loss) from operations. Loss from operations increased 31% from a loss of $80,000 for the year ended December 31, 2005 to a loss of $105,000 in 2006. This increase was directly related the business mix of existing clients, and the overall increase in general and administrative expenses.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of December 31, 2006, we had $347,000 in cash as compared to $576,000 at December 31, 2005.

In July 2006, we completed the sale of the Notes (previously defined under the section heading Interest Expense), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60. The warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which totaled approximately $1.3 million. The debt issuance costs will be amortized over the term of the Notes using the effective interest method. The Notes are secured by a first lien on all assets of tax-related Internet domains, including www.irs.com, and a lien on all of our other assets that is subordinate to the liens of our senior lender, Silicon Valley Bank. Prior to maturity, the Notes (i) will be payable on an interest-only basis for the first two years; (ii) will amortize 20% of the principal amount in year three; (iii) will amortize 25% of the principal amount in year four; and (iv) will amortize the remainder of the principal amount in year five, with payments of principal, as applicable, and interest due monthly. The Notes can be prepaid by us in whole or in part in any amount greater than or equal to $100,000 at any time without penalty. The Investors will have the right to accelerate repayment of the Notes if, among other things, we do not meet certain financial ratios (described below) per the agreement as of the last day of any fiscal quarter. Using the Black-Scholes option-pricing model, assuming that (i) the risk-free interest rate was 5.11%, (ii) no dividends would be paid by us, (iii) the contractual life was 2.5 years and (iv) 27% stock volatility, the fair value of the warrants issued was estimated to be $171,000. The combined fair value of the common stock and warrants issued was estimated to be $483,000, which was recorded as an original issue discount in connection with the issuance of the Notes and which was reflected as a reduction of the outstanding subordinated debt balance of $7 million. We will amortize the original issue discount over the life of the loan using the effective interest method.

We are also required to maintain the following financial ratios until the Notes are paid in full; (i) Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; (ii) Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and (iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. We are in compliance with each of these covenants at December 31, 2006.

The proceeds from the sale of the Notes were used to redeem 1,025,000 shares of our common stock held in escrow for DotCom Corporation for a purchase price of $6,150,000, pursuant to the terms of a call option agreement and to pay $847,000 plus applicable interest pursuant to our settlement agreement with SmashClicks, LLC, both of which were payable by August 12, 2006.

We have a revolving line of credit with Silicon Valley Bank, which previously allowed borrowings up to $3.75 million. We borrowed $1.5 million under this facility in connection with repurchases of our preferred stock in February and April 2005. Currently, this facility allows borrowings up to $1.25 million. As of December 31, 2006, we had $518,000 outstanding under this credit facility. Advances under our credit facility bore interest at an effective rate of approximately 9% at December 31, 2006, and require the payment of a collateral handling fee ranging from .1% to .25% per month of financed receivables.

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

Cash flows for the year ended December 31, 2006

Net cash provided by operating activities for the year ended December 31, 2006 was $3.8 million consisting primarily of net earnings of $3.4 million increased by amortization of $1.0 million and decreased by $240,000 in deferred revenue both as a result of the acquisition of the domain www.irs.com.

Net cash used in investing activities for the year ended December 31, 2006 of $3.0 million primarily was for the purchase of internet domains and the establishment of a data warehouse system.

Net cash used in financing activities for the year ended December 31, 2006 was $974,000. This is primarily attributable to the refinancing of our debt to a long-term note payable which was used to pay $6.15 million owed to DotCom corporation for the purchase of www.irs.com and $847,000 payable to SmashClicks, LLC, both of which were payable by August 12, 2006.

Cash flows for the year ended December 31, 2005

Net cash provided by operating activities for the year ended December 31, 2005 was $2.7 million. Although we had a net loss of $459,000, there were non-cash expenses, including loss on derivative instrument, depreciation and amortization that provided cash for operating activities.

Net cash used in investing activities for the year ended December 31, 2005 of $5.4 million primarily attributable to the first cash payment for www.irs.com to DotCom which in total was $12.9 million.

Net cash provided by and used in financing activities for the year ended December 31, 2005 was $2.8 million. This is primarily attributable to the Barron Partners, LP net investment of $3.8 million utilized for the purchase of www.irs.com. In addition, we used cash in the amount of $496,000 in connection with the distribution of preferred stock dividends, which no longer exist as of September 30, 2005. Lastly, we retired 762,500 shares at $1.5 million of Series A preferred stock during the course of the year that was provided by the net increase in revolving line of credit for approximately the same amount.

RISKS RELATING TO OUR COMPANY, OUR BUSINESS, AND OUR INDUSTRY

Our limited operating history makes evaluation of our business difficult.

We were incorporated in Florida in 1994. We acquired Intersearch Corporate Services in October 2004, Walnut Ventures in December 2004 and La Jolla Internet Properties, Inc. in February 2005. In addition, between September 2005 and September 2006, we acquired the following web properties: www.irs.com, www.banks.com, www.camps.com, www.summercamp.com, www.greatcruises.com and www.looksearch.com, among others.

We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. Our failure to address these risks and difficulties successfully could seriously harm us.

We have incurred losses and may incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

Our operating expenses have significantly increased as a result of expanding our operations and increasing our level of capital expenditures in order to grow our business and further develop and maintain our services. Such increases in operating expense levels and capital expenditures may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue growth does not continue, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We face intense competition from larger, more established companies, and we may not be able to compete effectively, which could reduce demand for our services.

The online paid search market is intensely competitive. Our primary current competitors include Yahoo!, Google, MSN, Ask.com and Marchex. Although we currently pursue a strategy that allows us to partner with owners of web properties and search engines, our current and future advertising and distribution network partners, including Yahoo! Search Marketing and Ask.com, may view us as a threat to their own internal paid search services. Nearly all our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue sharing arrangements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do. In addition, the search industry has recently experienced consolidation, including the acquisitions of companies offering paid search services. Industry consolidation has resulted in larger, more established and well-financed competitors with a greater focus on paid search services. If these industry trends continue, or if we are unable to compete in the paid search market, our financial results may suffer.

Additionally, larger companies may implement technologies into their search engines or software that make it less likely that consumers can reach, or execute searches on, our distribution network partners’ websites and less likely to click-through on sponsored listings from our advertising network partners. The implementation of such technologies could result in a decrease in our revenues. If we are unable to successfully compete against current and future competitors or if our current advertising network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

We rely on our advertising network partners to provide us access to their advertisers, and if they do not, it could have an adverse impact on our business.

We rely on our advertising network partners to provide us with advertiser listings so that we can distribute these listings through our distribution network in order to generate revenue when a consumer click-through occurs on our advertiser network partners’ sponsored listings. For the year ended December 31, 2006, 75% of our revenue was derived from our advertising network partners. Our success depends, in part, on the maintenance and growth of our advertising network. If we are unable to develop or maintain relationships with our advertising network partners, our operating results and financial condition will suffer.

A few of our advertising network partners and direct advertisers have provided a substantial portion of our revenue; the loss of one of these partners may have a material adverse effect on our operating results.

Yahoo! Search Marketing and Ask.com are our largest advertising network partners, together accounting for approximately 75% and 78% of our total revenue for the years ended December 31, 2006 and 2005, respectively. It is difficult to predict whether Yahoo! Search Marketing and Ask.com will continue to represent such a significant portion of our revenue in the future. Our agreements with Yahoo! Search Marketing and Ask.com expire in 2008. Each of these agreements automatically renews for successive one-year terms unless one party gives the requisite notice of its intent to terminate. Either of these advertising network partners may choose not to renew our agreements in the future. Our agreements with these advertising network partners also provide for many circumstances in which the advertising network partner can terminate without penalty on short notice. We cannot assure you that we could replace the sponsored listings provided by Yahoo! Search Marketing or Ask.com with those of other advertising network partners. Even if we replace Yahoo! Search Marketing or Ask.com, we cannot assure you that we would receive the same number of revenue-generating click-throughs or that we could service the same breadth of search requests, in which case our business and financial results may be harmed.

Two of our customers account for a significant portion of our accounts receivable, and the failure to collect from those customers would harm our financial condition and results of operations.

Yahoo! Search Marketing and Ask.com have and will likely continue for the foreseeable future to account for a significant portion of our accounts receivable. At December 31, 2006 and December 31, 2005, Yahoo! Search Marketing and Ask.com together represented approximately 90% and 81%, respectively, of our total accounts receivable on these dates. These accounts have been, and will likely continue to be, unsecured and any failure to collect on these accounts would harm our financial condition and results of operations.

If we do not maintain and grow a critical mass of advertising network partners, the value of our services could be adversely affected.

Our success depends, in part, on the maintenance and growth of a critical mass of advertising network partners and a continued interest in our performance-based advertising and search marketing services. We currently have a small number of advertising network partners. If our business is unable to achieve a growing base of advertisers through our advertising network partners, our current distribution partners, including owners of the web properties that we manage through our ParkingDots® business, may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Any decline in the number of advertising network partners could adversely affect the value of our services and lead to a loss of revenue.

We expect that our anticipated future growth including through potential acquisitions, may strain our management, administrative, operational and financial infrastructure, which could adversely affect our business.

A key component of our business strategy includes strengthening our competitive position in the direct navigation market through selective acquisitions of additional web properties. Furthermore, we may expand our operations or market presence by pursuing acquisitions of complementary business, services or technologies or engage in other strategic alliances with third parties. Integrating any newly acquired web property or company may be expensive and time-consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our shareholders. Any such transactions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating operations, technology and personnel of the combined companies, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies, the impairment of relationships with existing employees and customers, and potential overpayment for a company or its asset. We have limited experience in these types of acquisitions, and we may not be successful in overcoming these risks or any other potential problems. We cannot assure you that we will be able to consummate any acquisitions or, if consummated, successfully integrate the operations and management of future acquisitions. If we are unable to attract and consummate acquisitions, our growth could be adversely impacted.

We may experience unforeseen liabilities in connection with acquisitions of Internet web properties, which could negatively impact our financial results.

We intend in the future to continue to acquire additional previously-owned Internet web properties. In some cases, these acquired web properties may have trademark significance that is not readily apparent to us or is not identified by us in the purchasing process. As a result we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired Internet web properties under the Uniform Domain Name Dispute Resolution Policy administered by ICANN or actions under the United States Anti-Cybersquatting Consumer Protection Act.

We intend to review each claim or demand which may arise from time to time on its merits on a case-by-case basis with the assistance of counsel and we intend to transfer any rights acquired by us to any party that has demonstrated a valid prior right or claim. We cannot, however, guarantee that we will be able to resolve these disputes without litigation. The potential violation of third party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities including injunctions and judgments for money damages.

Regulation could reduce the value of the Internet web properties acquired or negatively impact the Internet domain acquisition process, which could significantly impair the value of acquisitions.

The acquisition of Internet web properties generally is governed by regulatory bodies. The regulation of Internet web properties in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional requirements for previously-owned Internet web properties or modify the requirements for holding Internet web properties. As a result, we might not acquire or maintain web properties that contribute to our financial results in the same manner as reflected in the historical financial results of the acquired businesses. A failure to acquire or maintain such Internet web properties once acquired could adversely affect our financial results and our growth. Any impairment in the value of acquired businesses could have a material adverse effect on our operating results.

Our quarterly results of operations might fluctuate due to seasonality, which could adversely affect our growth rate and in turn the market price of our securities.

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of Internet usage. As is typical in our industry, the second and third quarters of the calendar year generally experience relatively lower usage than the first and fourth quarters. It is generally understood that during the spring and summer months of the year, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and in turn the market price of our securities. In addition, we expect the revenues associated with our website www.irs.com to be largely seasonal in nature, with peak revenues occurring during January through April, corresponding to the U.S. tax season.

If we fail to detect click-through fraud, we could lose the confidence of our advertising network partners, thereby causing our business to suffer.

We are exposed to the risk of fraudulent or illegitimate clicks on sponsored listings. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in pay-per-click advertising programs because the fraudulent clicks will not lead to revenue for the advertisers. As a result, our advertising network partners may become dissatisfied with us, which could lead to loss of advertising network partners and revenue.

We could be liable for breaches of security on our website.

A fundamental requirement for e-commerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes that are designed to protect consumer information and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results.

The market for Internet and paid search advertising services is in the early stages of development, and if the market for our services decreases it will have a material adverse effect on our business, prospects, financial condition and results of operations.

Internet marketing and advertising, in general, and paid search advertising, in particular, are in the early stages of development. Our future revenue and profits are substantially dependent upon the continued widespread acceptance, growth, and use of the Internet and other online services as effective advertising mediums. Many of the largest advertisers have generally relied upon more traditional forms of media advertising and have only limited experience advertising on the Internet. Paid search, in particular, is still in an early stage of development and may not be accepted by consumers for many reasons including, among others, that consumers may conclude that paid search results are less relevant and reliable than non-paid search results, and may view paid search results less favorably than search results generated by non-paid search engines. If consumers reject our paid search services, or commercial use of the Internet generally, and the number of click-throughs on listings in our distribution network decreases, the commercial utility of our search services could be adversely affected.

We face significant competition from traditional media companies which could adversely affect our future operating results.

We also compete with traditional media companies for advertising. Most advertisers currently spend only a small portion of their advertising budgets on Internet advertising. If we fail to persuade existing advertisers to retain and increase their spending with us and if we fail to persuade new advertisers to spend a portion of their budget on advertising with us, our revenues could decline and our future operating results could be adversely affected.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new high-quality products and services that people can easily and effectively use. If we are unable to ensure that our users and customers have a high quality experience with our products and services, then they may become dissatisfied and move to competitors’ products and services. In addition, if we are unable to predict user preferences or industry changes or if we are unable to modify our products and services on a timely basis, we may lose users and advertisers. Our operating results would also suffer if our innovations are not responsive to the needs of our users and advertisers, are not appropriately timed with market opportunity or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are perceived to be, substantially similar or better than those generated by our search services. This may force us to compete in different ways with our competitors and to expend significant resources in order to remain competitive.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from:

•	fire;

•	floods;

•	network failure;

•	hardware failure;

•	software failure,

•	power loss;

•	telecommunications failures;

•	break-ins;

•	terrorism, war or sabotage;

•	computer viruses;

•	denial of service attacks;

•	penetration of our network by unauthorized computer users and “hackers” and other similar events;

•	natural disaster; and

•	other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. We have deployed firewall hardware intended to thwart hacker attacks. Although we maintain property insurance and business interruption insurance, our insurance may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our advertising network partners, our revenue may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and technology platform. If we fail to accomplish these tasks in a timely manner, our business and reputation will likely suffer.

New technologies could block our ads, which would harm our business.

Technologies may be developed that can block the display of our ads. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads on web pages. As a result, ad-blocking technology could, in the future, adversely affect our operating results.

We rely on third party technology, server and hardware providers, and a failure of service by these providers could adversely affect our business and reputation.

We rely upon third party dedicated server hosting providers to host our main servers, network infrastructure, and security infrastructure and expect to continue to do so. We also rely on third party providers for components of our technology platform, such as software providers, software libraries, outsourced software development, domain name registrars and Domain Name Server (DNS) services. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, and similar events. While the facilities housing our servers provide redundant HVAC, power and Internet connectivity, in the past, we have experienced short-term outages in the service maintained by certain of our current dedicated hosting and co-location providers. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation. We do not presently have multi-location redundancy and our business interruption insurance may be insufficient to compensate us for losses that may occur.

In addition, if any of these third party providers cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service.

We depend on the growth of the Internet and Internet infrastructure for our future growth and any decrease or less than anticipated growth in Internet usage could adversely affect our business prospects.

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the Internet or telecommunications infrastructure;

•	failure of the individual networking infrastructures of our advertising network and distribution network partners to alleviate potential overloading and delayed response times;

•	a decision by merchant advertisers to spend more of their marketing dollars in offline areas;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of security or privacy protection.

In particular, concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services, especially online commerce. In order for the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease or less than anticipated growth in Internet usage could have a material adverse effect on our business prospects.

Our executive officers and certain key personnel are critical to our success, and the loss of these officers and key personnel could harm our business.

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel, including Daniel M. O’Donnell, our Chief Executive Officer, and Gary W. Bogatay, Jr., our Chief Financial Officer. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

We anticipate that significant expansion of our present operations will be required to capitalize on potential growth in market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We expect to add a significant number of additional key personnel in the future, including key managerial and technical employees who will have to be fully integrated into our operations. In order to manage our growth, we will be required to continue to implement and improve our operational and financial systems, to expand existing operations, to attract and retain superior management, and to train, manage and expand our employee base. We cannot assure you that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully implement our business plan. If we are unable to manage growth effectively, our business, financial condition and results of operations could be materially adversely affected.

We may be subject to intellectual property claims that create uncertainty about ownership of technology essential to our business and divert our managerial and other resources.

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. We cannot assure you that third parties will not, in the future, claim infringement by us with respect to our current or future services, trademarks or other proprietary rights. Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others in the process. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could cause us to pay substantial damages, including treble damages if we willfully infringe, and, also, could put our patent applications at risk of not being issued.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If investors perceive these results to be negative, it could have an adverse effect on the trading price of our common stock.

Any intellectual property litigation could negatively impact our business by diverting resources and management attention away from other aspects of our business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to obtain a license for the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

Failure to adequately protect our intellectual property and proprietary rights could harm our competitive position.

Our success is substantially dependent upon our proprietary technology. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. Although we have filed patent applications and provisional patents on certain parts of our technology, much of our proprietary information may not be patentable, and we do not currently possess any patents. We cannot assure you that we will develop proprietary technologies that are patentable or that any pending patent applications will be issued or that their scope is broad enough to provide us with meaningful protection. We cannot assure you that we will be able to secure significant protection for our trademarks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

We are susceptible to general economic conditions, and a downturn in advertising and marketing spending by merchants could adversely affect our operating results.

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact merchant-consumer transactions. If there were to be a general economic downturn that affected consumer activity in particular, however slight, then we would expect that business entities, including merchant advertisers, could substantially and immediately reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, merchant spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses. These factors could cause a material adverse effect on our operating results.

We may be subject to lawsuits for information displayed on our websites and the websites of advertisers displayed on our distribution network, which may affect our business.

Laws relating to the liability of providers of online services for activities of their advertisers and for the content of their advertisers’ listings is currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our distribution network. These kinds of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by advertisers displayed on our distribution network. Our potential liability for unlawful activities of advertisers or for the content of advertisers’ listings displayed on our distribution network could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these kinds of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

If we are unable to obtain and maintain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage.

We may not be able to obtain and maintain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties that are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased.

We have substantial goodwill and other intangible assets, and we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

Government and legal regulations may damage our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. The Federal Trade Commission has recently reviewed the way in which search engines disclose paid search practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid search is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid search listings on search results. The adoption of laws or regulations relating to placement of paid search advertisements or user privacy, defamation or taxation may inhibit the growth in use of the Internet, which in turn, could decrease the demand for our services and increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Any new legislation or regulation, or the application of existing laws and regulations to the Internet or other online services, could have a material adverse effect on our business, prospects, financial condition and results of operations.

State and local governments may be able to levy additional taxes on Internet access and electronic commerce transactions, which could result in a decrease in the level of usage of our services.

Beginning in 1998, the federal government imposed a moratorium on state and local governments’ imposition of new taxes on Internet access and eCommerce transactions, which has now expired. State and local governments may be able to levy additional taxes on Internet access and eCommerce transactions unless the moratorium is reinstituted. Any increase in applicable taxes may make eCommerce transactions less attractive for businesses and consumers, which could result in a decrease in eCommerce activities and the level of usage of our services.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Trading of our common stock is limited, which may make it difficult for you to sell your shares at times and prices that you feel are appropriate.

Although trading of our common stock is conducted on the American Stock Exchange, prior to October 13, 2006, trading was conducted on the OTC Bulletin Board, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ market or the national securities exchanges, and prior to August 31, 2006, trading of our common stock was conducted on the pink sheets, an inter-dealer quotation system that provides significantly less liquidity than the OTC Bulletin Board. In addition, trading in our common stock has been extremely limited. This limited trading adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, you may obtain lower prices for our common stock than might otherwise be obtained.

The market price of our common stock has been and is likely to continue to be highly volatile, which could cause investment losses for our shareholders and result in shareholder litigation with substantial costs, economic loss and diversion of our resources.

We cannot predict the extent to which investor interest will support an active and liquid trading market for our common stock. In addition, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations as a result of various factors, many of which are beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	market acceptance of our new and existing services and technologies;

•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

•	actual or anticipated fluctuations in our operating results;

•	continued growth in the Internet and the infrastructure for providing Internet access and carrying Internet traffic;

•	introductions of new services by us or our competitors;

•	enactment of new government regulations affecting our industry;

•	changes in the number of our advertising network partners;

•	seasonal fluctuations in the level of Internet usage;

•	loss of key employees;

•	institution of intellectual property litigation by or against us;

•	changes in the market valuations of similar companies; and

•	changes in our industry and the overall economic environment.

Due to the emerging nature of the paid search market, we may not be able to accurately predict our operating results on a quarterly basis, if at all, which may lead to further volatility in the trading price of our common stock. In addition, the stock market in general, and the market for online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and potentially, economic loss, and a diversion of our management’s attention and resources. As a result of these and other factors, you may not be able to resell your shares above the price you paid and may suffer a loss on your investment.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of February 28, 2007, our executive officers and directors (including affiliates of such executive officers and directors) beneficially owned or controlled approximately 51% of the outstanding shares of our common stock. Accordingly, these executive officers and directors, acting as a group, will have substantial influence and may control the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

Our articles of incorporation, our bylaws and Florida law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our shareholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our articles of incorporation and in our bylaws:

•

special meetings of our stockholders may be called by our Chairman of the Board, by our Chief Executive Officer, by our President, by the board of directors or by the holders of not less than ten percent (10%) of all the shares entitled to vote at the meeting (when requested in a written, signed and dated demand);

•	newly-created directorships and vacancies on our board of directors may be filled by an affirmative vote of a majority of the remaining directors, or by our shareholders;

•	a director may be removed with or without cause, at a meeting of the shareholders called expressly for that purpose, as provided in Section 607.0808, Florida Statutes;

•

our bylaws may be further amended by a majority of the shareholders entitled to vote thereon present at any shareholders’ meeting if notice of the proposed action was included in the notice of the meeting or is waived in writing by a majority of the shareholders entitled to vote thereon; and

•

our board of directors is authorized to issue, without further action by our shareholders, up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted or imposed on such preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be greater than the rights of the common stock.

Item 7.	Financial Statements.

Our consolidated financial statements, including the auditors’ report, are included beginning on page F-1 immediately following the signature page of this report.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit of possible controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item 9 is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006, included under the captions: (i) “Proposal No. 1: Election of Directors,” as it related to members of our Board, including our Audit Committee and our Audit Committee Financial Expert (ii) “Corporate Governance,” as it related to any chances to procedures by which our shareholders may recommend nominees to our Board, (iii) “Executive Officers,” as it related to our executive officers and (iv) “Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics on July 10, 2006 that applies to all directors, officers, and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer and other senior executive officers, as required by applicable SEC rules, and AMEX listing standards. A copy of the Code of Business Conduct and Ethics is posted on the Investor Relations section of our website located at www.intersearch.com. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request to Gary W. Bogatay, Jr., Secretary, c/o InterSearch Group, Inc., 222 Kearny Street, Suite 550, San Francisco, California 94108. We intend to timely disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer and other senior executive officers on the Investor Relations section of our website located at www.intersearch.com.

Item 10.	Executive Compensation.

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006, included under the caption “Executive Compensation” as it relates to compensation of our executive officers.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006, included under the captions: (i) “Security Ownership of Certain Beneficial Owners and Management” as it relates to security ownership of certain beneficial owners and management and (ii) “Securities Authorized for Issuance Under Equity Compensation Plans” as it relates to our equity compensation plans.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006, included under the caption “Certain Relationships and Related Transactions.”

Item 13.	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1*	Asset Purchase Agreement by and between Robert Fox and Lina Watson and Internet Revenue Services, Inc. dated September 11, 2006	Current Report on Form 8-K	000-51776	10.1	9/21/2006

3.1	Amended and Restated Articles of Incorporation	Registration Statement on Form SB-2, as amended	333-129937	3.1	11/23/05

3.2	Amended and Restated Bylaws	Registration Statement on Form SB-2, as amended	333-129937	3.2	11/23/05

4.1	Form of Common Stock Certificate	Registration Statement on Form SB-2, as amended	333-129937	4.2	11/23/05

4.2	Form of Common Stock Purchase Warrant	Registration Statement on Form SB-2, as amended	333-129937	4.3	11/23/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

4.3	Registration Rights Agreement by and among InterSearch Group, Inc. and Baron Partners, L.P. dated September 26, 2005	Registration Statement on Form SB-2, as amended	333-129937	4.4	11/23/05

4.4	Form of Common Stock Purchase Warrant issued to GunnAllen Financial, Inc. and Pacific Summit Securities	Registration Statement on Form SB-2, as amended	333-129937	4.6	1/26/2006

4.5	Investment Agreement between InterSearch Group, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.1	7/27/2006	X

4.6	First Amendment to Investment Agreement dated September 30, 2006					X

4.7	Promissory Notes issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.2	7/27/2006

4.8	Form of Common Stock Purchase Warrant issued to issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.3	7/27/2006

4.9	Registration Rights Agreement by and among InterSearch Group, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.4	7/27/2006

10.1	Silicon Valley Bank Loan and Security Agreement dated December 10, 2004, as amended	Registration Statement on Form SB-2, as amended	333-129937	10.1	11/23/05

10.2**	InterSearch Group, Inc. 2004 Equity Incentive Plan and form of agreements thereunder	Registration Statement on Form SB-2, as amended	333-129937	10.2	11/23/05

10.3**	InterSearch Group, Inc. 2005 Equity Incentive Plan and form of agreements thereunder	Registration Statement on Form SB-2, as amended	333-129937	10.17	1/26/2006

10.4**	Amendment No. 1 to InterSearch Group, Inc. 2005 Equity Incentive Plan	Current Report on Form 8-K	000-51776	10.5	7/27/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.5**	Amendment No. 2 to InterSearch Group, Inc. 2005 Equity Incentive Plan					X

10.6**	Amendment No. 3 to InterSearch Group, Inc. 2005 Equity Incentive Plan					X

10.7	Office Lease dated September 21, 2005 by and between HCV Pacific Investors V and InterSearch Group, Inc., as amended	Registration Statement on Form SB-2, as amended	333-129937	10.5	11/23/05

10.8	Form of Non-compete Agreement issued to certain employees of Walnut Ventures	Registration Statement on Form SB-2, as amended	333-129937	10.11	11/23/05

10.9**	Employment Agreement by and between InterSearch Group, Inc. and Daniel M. O’Donnell dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.9	1/11/2006

10.10**	Employment Agreement by and between InterSearch Group, Inc. and Gary W. Bogatay dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.6	1/11/2006

10.11**	Employment Agreement by and between InterSearch Group, Inc. and Andrew Keery dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.7	1/11/2006

10.12**	Employment Agreement by and between InterSearch Group, Inc. and Steven Ernst dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.8	1/11/2006

10.13**	Employment Agreement by and between InterSearch Group, Inc. and Robert Hoult dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.10	1/11/2006

10.14	Amended and Restated Consulting Agreement between InterSearch Group, Inc. and GP Strategic Ventures dated January 9, 2006	Registration Statement on Form SB-2, as amended	333-129937	10.12	1/11/2006

10.15	Overture Search Services Order between Overture Services, Inc. and Walnut-Ventures, Inc. dated March 1, 2003, as amended	Registration Statement on Form SB-2, as amended	333-129937	10.14	2/7/2006

10.16	Ask Jeeves Advertising Services and Search Services Syndication Agreement dated May 24, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.15	2/7/2006

21.1	List of Subsidiaries					X

23.1	Consent of Independent Auditors					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Confidential treatment has been requested for portions of these exhibits.
**	Indicates management compensatory plan, contract or arrangement.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006, included under the caption “Audit and Non-Audit Fees”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2007.

INTERSEARCH GROUP, INC.

By:	/s/ DANIEL M. O’DONNELL
Daniel M. O’Donnell, President and Chief Executive Officer

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

/s/ DANIEL M. O’DONNELL Daniel M. O’Donnell, President and Chief Executive Officer; Director (Principal Executive Officer)	March 30, 2007

/s/ GARY W. BOGATAY, JR. Gary W. Bogatay, Jr., Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2007

/s/ FRANK MCPARTLAND Frank McPartland, Vice Chairman of the Board	March 30, 2007

/s/ LAWRENCE J. GIBSON Lawrence J. Gibson, Director	March 30, 2007

/s/ JEREMIAH CALLAGHAN Jeremiah Callaghan, Director	March 30, 2007

/s/ CHARLES K. DARGAN II Charles K. Dargan II, Director	March 30, 2007

Report of Independent Registered Public Accounting Firm

InterSearch Group, Inc.

San Francisco, California:

We have audited the accompanying consolidated balance sheets of InterSearch Group, Inc. and Subsidiaries (the “Company”) at December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Shared-Based Payment”.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 27, 2007

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	At December 31,
	2006	2005
Assets
Current assets:
Cash	$347	576
Accounts receivable	4,060	3,263
Prepaid expenses and other	196	170
Deferred income taxes	38	—

Total current assets	4,641	4,009

Office equipment, net	1,416	257
Debt issuance costs, net	743	—
Patents and trademarks, net	83	71
Internet domains, net	13,398	12,694
Goodwill	573	573
Deferred income taxes	253	554

Total	$21,107	18,158

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line of credit	518	726
Accrued liabilities	1,002	1,831
Accounts payable	1,793	1,226
Deferred revenue	60	300
Deferred income taxes	—	89
Note payable	—	1,540
Common stock subject to mandatory redemption	—	6,150
Common stock warrants	—	3,264

Total current liabilities	3,373	15,126
Notes payable, net of discount	6,561	—

Total liabilities	9,934	15,126

Economic dependence and commitments (Notes 3, 5 and 14)

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized, 25,051,432 and 25,219,282, shares issued and outstanding	25	25
Additional paid-in capital	8,713	4,054
Retained earnings (accumulated deficit)	2,435	(982)
Notes receivable for common stock issued	—	(65)

Total stockholders’ equity	11,173	3,032

Total	$21,107	18,158

See accompanying Notes to Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2006	2005
Revenues:
Internet search services	$23,136	14,502
Corporate services	2,498	3,041

Total revenues	25,634	17,543

Cost of revenues:
Traffic acquisition cost	8,613	6,830
Cost of consulting services	1,780	2,297

Total cost of revenues	10,393	9,127

Gross profit	15,241	8,416

Operating expenses:
Sales and marketing expense	884	948
General and administrative expense	8,071	4,954

Total operating expenses	8,955	5,902

Earnings from operations	6,286	2,514
Interest expense	553	143
Loss on derivative	19	1,771

Earnings before income taxes	5,714	600
Income taxes	2,297	1,059

Net earnings (loss)	3,417	(459)
Preferred stock dividends	—	496

Net earnings (loss) available to common stockholders	$3,417	(955)

Basic earnings (loss) per share	$.14	(.05)

Diluted earnings (loss) per share	$.12	(.05)

See accompanying Notes to Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006 and 2005

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Notes Receivable for Common Stock Issued	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	137,542,776	$137	134,720,015	$135	1,241	257	(164)	1,606
Common stock reverse split (1 for 40)	(134,104,207)	(134)	(131,351,958)	(131)	265	—	—	—
Common stock dividends	—	—	—	—	—	(284)	—	(284)
Preferred stock dividends	—	—	—	—	—	(496)	—	(496)
Notes receivable for common stock reclassified to compensation expense	—	—	—	—	—	—	99	99
Retirement of 762,500 shares of preferred stock	(762,500)	—	—	—	(1,500)	—	—	(1,500)
Preferred Stock Series A Conversion (5 for 1)	(2,673,569)	(3)	13,367,847	13	(10)	—	—	—
Preferred Stock Series B Conversion (10 for 1)	(2,500)	—	25,000	—	—	—	—	—
Common stock issued in connection with exchange of notes payable to related parties for common stock	—	—	764,628	1	1,222	—	—	1,223
Sale of common stock, net of offering costs of $1,197	—	—	6,250,000	6	2,303	—	—	2,309
Common stock warrants issued as compensation in connection with sale of common stock	—	—	—	—	112	—	—	112
Common stock issued in connection with www.irs.com acquisition	—	—	1,025,000	1	(1)	—	—	—
Sale of common stock, net of offering costs of $208	—	—	390,625	—	417	—	—	417
Exercise of common stock options	—	—	28,125	—	5	—	—	5
Net loss	—	—	—	—	—	(459)	—	(459)

Balance at December 31, 2005	—	$—	25,219,282	$25	4,054	(982)	(65)	3,032
Exercise of common stock options	—	—	78,516	—	23	—	—	23
Exercise of common stock warrants, net	—	—	833,334	1	899	—	—	900
Common stock offering costs	—	—	—	—	(8)	—	—	(8)
Common stock issued in connection with CapitalSouth financing	—	—	195,000	—	312	—	—	312
Common stock warrants issued in connection with CapitalSouth financing	—	—	—	—	171	—	—	171
Common stock issued	—	—	300	—	—	—	—	—
Warrant liability, reclassified to stockholders’ equity	—	—	—	—	3,283	—	—	3,283
Retirement of 250,000 shares of common stock	—	—	(250,000)	—	(250)	—	65	(185)
Retirement of 1,025,000 shares of common stock	—	—	(1,025,000)	(1)	1	—	—	—
Stock compensation	—	—	—	—	228	—	—	228
Net earnings	—	—	—	—	—	3,417	—	3,417

Balance at December 31, 2006	—	$—	25,051,432	$25	8,713	2,435	—	11,173

See accompanying Notes to Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$3,417	(459)
Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	204	114
Amortization	1,037	218
Deferred income taxes	174	91
Loss on derivative	19	1,771
Stock compensation	228	—
Notes receivable for stock issued, paid as compensation	—	99
Increase in accounts receivable	(797)	(588)
Increase in prepaid expenses and other	(26)	(48)
Increase (decrease) in accounts payable	567	(89)
(Decrease) increase in accrued liabilities	(829)	1,252
(Decrease) increase in deferred revenue	(240)	300

Net cash provided by operating activities	3,754	2,661

Cash flows from investing activities:
Purchase of office equipment	(1,363)	(135)
Purchase of trademarks	(20)	(74)
Purchase of internet domains	(1,626)	(5,219)

Net cash used in investing activities	(3,009)	(5,428)

Cash flows from financing activities:
Retirement of preferred stock	—	(1,500)
Retirement of common stock	(185)	—
Proceeds from exercise of common stock warrants	900	—
Net (decrease) increase in revolving lines of credit	(208)	656
Cash dividends	—	(739)
Exercise of common stock options	23	5
Proceeds from sale of common stock, net	312	2,838
Proceeds from sale of common stock warrants	171	1,493
Proceeds from notes payable	6,517	—
Repayment of notes payable	(1,540)	—
Redemption of common stock subject to mandatory redemption	(6,150)	—
Debt issuance costs	(806)	—
Common stock offering costs	(8)	—

Net cash (used in) provided by financing activities	(974)	2,753

Net decrease in cash	(229)	(14)
Cash at beginning of year	576	590

Cash at end of year	$347	576

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the year for—
Interest	$401	84

Income taxes	$2,915	460

Noncash financing and investing activities:
Common stock warrants reclassified to additional paid-in-capital	$3,283	—

Exchange of notes payable to related parties of $1,150 and accrued liabilities of $73 for common stock	$—	1,223

Dividends declared included in accrued liabilities	$—	41

Notes receivable for common stock issued reclassified to compensation expense	$—	99

Notes receivable for common stock issued reclassified to retire common stock	$65	—

Assets and liabilities assumed in connection with mergers and acquisitions:
Note payable	$—	1,540

Internet domains	$—	7,690

Common stock offering costs incurred in connection with warrant issuance	$49	112

Common stock subject to mandatory redemption	$—	6,150

See accompanying Notes to Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2005 and 2006 and for the Years Then Ended

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

La Jolla, as discussed in Note 2, was acquired by the Company on February 11, 2005. La Jolla operates in the pay-per-click search engine and internet advertising industries.

IRS, which was formed by the Company in 2005, owns and maintains a large portion of the internet domain portfolio that operates in the direct navigation market, including www.irs.com.

Overseas, which was formed by the Company in 2005, operates in the international pay-per-click search engine and internet advertising industries.

Dotted, which the Company acquired 100% of the stock in January 2006, owns an ICANN accredited domain Registrar business that is expected to help the Company build out its service offering in and around domain portfolio management. Given the immateriality of the consideration associated with the transaction as well as the immateriality of the operational activities of Dotted prior to the acquisition by the Company, this acquisition does not warrant disclosures to be made in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations”.

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

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Revenue Recognition, Continued. The Company has agreements with various entities, networks of Web properties that have integrated the Company’s search service into their sites, to provide pay-for-performance search results. The Company pays these entities based on click-throughs on these listings. In accordance with Emerging Issue Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from pay-for-performance search results related to traffic supplied by these entities is reported gross of the payment to these entities. This revenue is reported gross primarily due to the fact that the Company is the primary obligor to the customers of the pay-for-performance search services.

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

Accounts Receivable and Allowance for Uncollectible Receivables. Accounts receivable are recorded at invoiced amount and do not bear interest. An allowance for uncollectible accounts receivable is recorded based on a combination of write-off history, aging analysis and any specific known troubled accounts. At December 31, 2006 and 2005 no allowance was necessary due to subsequent collection of substantially all accounts receivable.

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

Internet Domains. Internet domains, or URLs, are stated at cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets. The internet domain assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” Based on the impairment tests performed there was no impairment of internet domains during the year ended December 31, 2006 or 2005. However, there can be no assurance that future internet domain impairment tests will not result in a charge to operations.

Goodwill. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. Generally accepted accounting principles require goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Based on the impairment tests performed, there was no impairment of goodwill in 2005 or 2006. There can be no assurance that future goodwill impairment tests will not result in a charge to operations.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Common Stock Subject to Mandatory Redemption. In May 2003, FASB issued SFAS No. 150,” Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The Company issued 1,025,000 shares of common stock in connection with the acquisition of certain assets of DotCom Corporation, which were being held in escrow. Upon the occurrence of certain events, the Company had to redeem these shares, and therefore, such shares fell within the scope of SFAS 150 and were reflected accordingly as a liability in the consolidated financial statements. The Company redeemed the common stock subject to mandatory redemption during the year ended December 31, 2006.

Warrant Liability. Warrant liability is presented in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, And Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”). EITF 00-19 requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair market value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. The Company reviews the classification of its contracts at each balance sheet date.

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized. The Company and its subsidiaries file a consolidated income tax return. Income taxes are then allocated proportionately as if separate income tax returns were filed.

In addition, the stockholders of La Jolla elected to be taxed as an S-Corporation prior to the common control merger with the Company in February 2005. Therefore, no provision for income taxes is included for La Jolla for the period prior to the common control merger with the Company. The proforma tax and tax effect for the S-Corporation period was not material to the 2005 consolidated financial statements and had no impact on basic or diluted loss per share.

Stock Compensation Plans. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”) (collectively, SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, continued. In addition, prior to the adoption of SFAS 123(R), the tax benefits of stock option exercises were classified as operating cash flows. Since the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock options are classified as financing cash flows. As the Company adopted the modified prospective transition method, the prior period cash flow statement was not adjusted to reflect current period presentation.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes and net earnings for the year ended December 31, 2006, was approximately $228,000 and $184,000 lower than if it had continued to be accounted for as share-based compensation under APB Opinion 25. In addition, basic and diluted earnings per share were $.01 per share lower as a result of implementing SFAS 123(R) and net cash provided by operating activities was $44,000 greater for the year ended December 31, 2006.

Earnings (Loss) Per Share. Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. Common stock options and warrants were antidilutive for the year ended December 31, 2005 due to the net loss incurred by the Company. On October 19, 2005, the Company executed a 1 for 40 reverse common stock split. All per share amounts have been restated to reflect the split. Earnings (loss) per common share have been computed based on the following:

	Year Ended December 31,
	2006			2005
	Earnings	Weighted- Average Shares	Per Share Amount	(Loss)	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net earnings (loss) available to common stockholders	$3,417	25,115,385	$0.14	$(955)	19,662,293	$(.05)
Effect of dilutive securities:
Incremental shares from assumed conversion of options		467,077			—
Incremental shares from assumed conversion of warrants		2,576,704			—

Diluted:
Net earnings (loss) available to common stockholders and assumed conversions	$3,417	28,159,166	$0.12	$(955)	19,662,293	$(.05)

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Financial Instruments. The Company had the following financial instruments at December 31, 2006: cash, accounts receivable, revolving line of credit, accrued liabilities, accounts payable, and notes payable. The carrying value of the cash, accounts receivable, accounts payable, accrued liabilities and revolving line of credit approximates their fair value based on the liquidity of the financial instruments or their short-term nature. The fair value of notes payable is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowings. The fair value of notes payable was approximately $7,000,000 at December 31, 2006.

Software Developed for Internal Use. The Company capitalizes costs of software, consulting services, hardware, interest and payroll-related costs incurred to purchase or develop internal-use software. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

Contingencies. The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe the results of such litigation would have a material adverse effect on the Company’s business, financial condition or results of operations.

Recent Accounting Pronouncements. In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of SFAS No. 157 is not expected to have a material impact on the Company.

In September, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements the Company must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the fiscal years ended after November 15, 2006. The adoption of SAB 108 did not have any impact on the Company’s consolidated results of operations or financial condition.

In July, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have any impact on the Company.

In March, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 133 and 140” (“SFAS 156”), which permits, but does not require, an entity to

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the consolidated statements of operations. This statement is effective as of January 1, 2007. The adoption of SFAS 156 did not have any impact on the Company.

In February, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 did not have any impact on the Company.

(2) Merger and Acquisitions

On February 11, 2005, the Company acquired La Jolla. The agreement provided for the purchase of all outstanding common stock of La Jolla in exchange for 100,000 shares of Company Series B preferred stock. Series B preferred stock provided for the payment of aggregate cumulative cash dividends of $25,000 payable monthly and was convertible at any time at the option of the holder into ten shares of common stock. The Series B preferred stock was converted to common stock in September 2005 (See Note 10). La Jolla operates in the pay-per-click search engine and internet advertising industries. La Jolla and the Company were entities under common control due to common stockholders. The acquisition was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, stockholders’ equity, income and expenses of both companies are combined and recorded at their historical cost amounts. Accordingly, all prior period financial information in this report has been adjusted to include the accounts of La Jolla.

On September 29, 2005, the Company acquired the internet domain asset www.irs.com from DotCom Corporation. The agreement provided for the purchase of the asset in exchange for $5,000,000 cash at closing and $6,150,000 in Company common stock representing 1,025,000 shares of common stock which was held in escrow. The escrowed stock was callable at any time by the Company for $6,150,000. In accordance with SFAS No. 150 the Company had classified the $6,150,000 as common stock subject to mandatory redemption in the accompanying consolidated balance sheets. On July 21, 2006, the Company paid $6,150,000 and called the stock with the proceeds of the debt financing transaction discussed in Note 13. In addition, certain of the acquisition costs totaling $1,540,000 plus applicable interest were paid in two installments on January 15, 2006 and on July 24, 2006.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Merger and Acquisitions, Continued

The acquisition of www.irs.com was accounted for as a purchase transaction and, in accordance with generally accepted accounting principles, the total purchase price of $12,909,000 including acquisition costs of $1,759,000 was allocated to a specifically identifiable intangible asset, which consisted of www.irs.com, as determined by an external appraisal. The asset is amortized using the straight-line method over an estimated useful life of 15 years. The Company also purchased certain internet domains from various entities totaling $1,626,000 during the year ended December 31, 2006. These domains are being amortized over the estimated useful lives ranging from 5 to 15 years. Approximate future amortization expense for the five fiscal years subsequent to December 31, 2006 is as follows (in thousands):

Year Ended December 31,	Amount
2007	$1,010
2008	1,010
2009	1,010
2010	1,010
2011	971

The unaudited consolidated results of operations on a proforma basis with DotCom Corporation as if the acquisition had occurred as of the beginning of 2005 are as follows (dollars in thousands, except per share amounts):

Year Ended December 31, 2005
Revenue	$19,293
Net loss	$(696)
Net loss available to common stockholders	$(1,192)
Net loss per share—basic	$(.04)
Net loss per share—diluted	$(.04)

The proforma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

(3) Accounts Receivable and Economic Dependence

A substantial portion of the Company’s revenues are generated as a result of two contracts with advertising network partners. The contracts allow the Company to display search results generated by the partners on behalf of the Company. Revenues generated in connection with these contracts during the years ended December 31, 2006 and 2005 totaled $19,113,000 and $13,482,000 respectively. Accounts receivable at December 31, 2006 and 2005 included $3,618,000 and $2,585,000 respectively, due from these advertising network partners.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(continued)

(4) Income Taxes

Income taxes consists of the following (in thousands):

	December 31,
	2006	2005
Current:
Federal	$1,701	722
State	422	246

Total current	2,123	968

Deferred:
Federal	153	98
State	21	(7)

Total deferred	174	91

Total income taxes	$2,297	1,059

The reasons for the differences between the statutory Federal rate and the effective income tax rate are summarized as follows (in thousands):

	December 31,
	2006	2005
Income taxes at statutory Federal income tax rate	$1,943	204
Increase (decrease) in rate resulting from:
Loss on derivative instrument	—	602
State taxes, net of Federal income tax benefit	292	159
Income for S-Corporation period	—	(30)
Conversion to C-Corporation	—	109
Stock compensation	40	—
Other	22	15

Income taxes	$2,297	1,059

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4) Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

	At December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$739	850
Accrued vacation	20	25
Accrued rent	29	11
Stock compensation	44	—
Other	15	1

Total deferred tax assets	847	887
Valuation allowance	(133)	(133)

	714	754

Deferred tax liabilities:
Accrual to cash adjustment	146	260
Office equipment	277	29

Total deferred tax liabilities	423	289

Net deferred tax asset	$291	465

The valuation allowance was established at the time of the acquisition of InterSearch and relates to state tax net operating losses that management believes may not be utilized to offset future taxable income.

At December 31, 2006, the Company had net operating loss carryforwards, which will expire as follows (in thousands):

	December 31, 2006
Tax Year	Federal	State
2010	$—	76
2011	—	311
2012	88	335
2018	419	419
2019	523	523
2020	441	441
2021	272	272
2022	40	40

	$1,783	2,417

The net operating loss carryforwards are subject to an annual limitation of approximately $304,000 due to the ownership change of the Company.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(continued)

(5) Office Equipment

Office equipment consists of the following (in thousands):

	At December 31,
	2006	2005
Office furniture and equipment	$97	59
Computer equipment	311	187
Computer software	1,398	197

Total, at cost	1,806	443
Less accumulated depreciation and amortization	390	186

Office equipment, net	$1,416	257

The Company has capitalized certain costs associated with software developed for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $1.2 million of unamortized internally developed software costs at December 31, 2006. Interest costs capitalized totaled approximately $35,000 during the year ended December 31, 2006.

The Company leases its facilities under operating leases with initial terms ranging from one to five years. Certain leases provide for annual increases based on changes in the Consumer Price Index and for an allocable share of utilities, operating pass through and maintenance charges. On February 23, 2006, the Company amended its lease agreement to increase the amount of leased space. The amendment provides for a rent increase of $3,000 per month beginning April 2006. Rental expense was approximately $223,000 and $97,000 for the years ended December 31, 2006 and 2005, respectively. Approximate future minimum rentals under these leases are as follows (in thousands):

Year Ended December 31, 2006	Amount
2007	$204
2008	210
2009	217
2010	223
2011	59

$913

(6) Revolving Lines of Credit

In December 2004 the Company obtained a $3,750,000 revolving line of credit with a bank. Borrowings were based on a percentage of accounts receivable. The revolving line of credit bore interest at prime plus one percent and required the payment of a collateral handling fee of .1% per month of financed receivables. The outstanding balance was $726,000 at December 31, 2005.

In July 2006 the Company modified the revolving line of credit discussed above. The revolving line of credit allows for borrowings up to $1,250,000 and bears interest at prime plus .75 percent (9% at December 31, 2006). It also requires the payment of a collateral handling fee ranging from .1% to .25% per month of financed receivables. The outstanding balance was $518,000 at December 31, 2006.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(continued)

(7) Stock Compensation

The Company established the 2004 Equity Incentive Plan (the “2004 Plan”) for employees and non-employee directors of the Company and reserved 1,531,624 shares of common stock for the 2004 Plan. Both incentive stock options and nonqualified stock options may be granted under the 2004 Plan. The exercise price of the stock options was determined by the board of directors at the time of grant, but could not be less than the fair market value of the common stock on the date of grant. The stock options vest over four years. The stock options must be exercised within ten years from the date of grant.

The Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”) as of December 16, 2005. This termination will not affect any outstanding stock options under the 2004 Plan, and all such stock options will continue to remain outstanding and be governed by the 2004 Plan. Any Company employee, director, officer, consultant or advisor is eligible to receive an award under the 2005 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the Board of Directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124 the number of shares of common stock with respect to which awards under the 2005 Plan may be granted. At December 31, 2006, 812,483 shares remain available for grant.

A summary of the activity in the Company’s stock option plan at December 31, 2006 is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	537,500	$.16
Granted	515,000	1.29
Forfeited	(25,000)	.16
Exercised	(28,125)	.44

Outstanding at December 31, 2005	999,375	$.74
Granted	835,000	1.60
Forfeited	(143,359)	.46
Exercised	(78,516)	.30

Outstanding at December 31, 2006	1,612,500	$1.24	9.2 years	$1,783

Exercisable at December 31, 2006	574,219	$1.09	8.7 years	$723

The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $144,000. At December 31, 2006, the Company had 1,038,281 unvested stock options outstanding and there was $480,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through August 31, 2010. The total fair value of shares vested and recognized as compensation expense was $228,000 for the year ended December 31, 2006 and the associated income tax benefit recognized was $44,000 for the year ended December 31, 2006.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7) Stock Compensation, Continued

The fair value of each option granted for the years ended December 31, 2006 and 2005 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005
Risk-free interest rate	4.42% – 5.36%	4.26% – 4.38%
Dividend yield	—	—
Expected volatility	27 – 34%	—
Expected life in years	6.25	6.25 – 10
Grant-date fair value of options issued during the year	$541	$183

Per share value of options at grant date	$0.65	$0.35

As part of its adoption of SFAS 123(R), the Company examined its historical pattern of stock option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in SAB No. 107 issued by the SEC to determine the estimated life of stock options issued subsequent to the adoption of SFAS 123(R). Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate is based on the U.S. treasury notes in effect at the time of grant. The dividend yield is based on the Company’s history and expectation of dividend payments.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s stock option plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the stock options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the stock options’ vesting periods (in thousands, except per share amounts).

December 31, 2005
Net loss available to common stockholders, as reported	$(955)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	62

Proforma net loss	$(1,017)

Basic loss per share:
As reported	$(.05)

Proforma	$(.05)

Diluted loss per share:
As reported	$(.05)

Proforma	$(.05)

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(continued)

(8) Warrants

In connection with the sale of common stock the Company issued a warrant to Barron Partners L.P. to purchase 6,250,000 shares of Company common stock at an exercise price of $1.20. The warrant expires September 29, 2010. The fair value of the warrant was estimated using the Black-Scholes option-pricing model, assuming that the risk-free interest rate was 4.54%, there would be no dividends paid by the Company, the contractual life was 5 years and stock volatility was not significant due to the lack of an actively traded market. The fair value was estimated to be $1,493,122 on the closing date of the transaction. In accordance with EITF 00-19, which requires that the warrants be recorded at fair value, the Company expensed the change in fair value of the warrants between the time of issuance and December 31, 2005. Using the Black-Scholes option-pricing model, assuming that the risk-free rate was 4.39%, there would be no dividends paid by the Company, the expected life was 2.5 years and there was no stock volatility, the fair value of the warrants was estimated to be $3,264,000 at December 31, 2005. The Company increased the warrant liability and recorded $1,771,000 as loss on derivative instrument. This additional expense item is a non-cash item. The adjustments required by EITF 00-19 resulted from the registration rights agreement liquidated damages provision discussed below.

In addition, the Company entered into a registration rights agreement with Barron Partners L.P. whereby the Company agreed to register for resale pursuant to the Securities Act of 1933, as amended, the shares of common stock purchased by Barron Partners L.P. and those issuable upon exercise of the warrant. The registration rights agreement provided that a registration statement for the registration of these securities must be filed with the SEC by November 28, 2005 and must cause such registration statement to be declared effective by February 14, 2006. If the Company did not comply with the foregoing requirements, daily liquidated damages in an amount equal to 20% of the $5 million purchase price per annum, payable in monthly installments on the fifth business day of the calendar month next succeeding the month in which such failure occurred were payable to Barron Partners L.P. The Company’s obligation to pay liquidated damages terminated when the registration statement was declared effective on February 9, 2006. The fair value of the warrant liability, $3,283,000, was reclassified to stockholders’ equity on that date and an additional $19,000 was recorded as loss on derivative instrument.

The Company also issued a warrant to purchase 625,000 shares of Company common stock for services rendered by placement agents in connection with the sale of common stock. The warrant is exercisable at $.80 per share and expires September 29, 2010. The fair value of the warrant was estimated at $100,000 and has been presented as common stock offering costs and additional paid-in capital in the accompanying consolidated financial statements.

On July 19, 2006, Barron Partners, L.P. exercised a portion of the warrant and purchased 833,334 shares for $1.20 per share or an aggregate of $1 million dollars. In addition, as a result of this transaction, the original placement agents received $100,000 and an additional warrant to purchase 83,333 shares of Company common stock exercisable at $1.20 per share and expiring September 2010. Using the Black-Scholes option-pricing model, assuming that the risk-free rate was 5.11%, there would be no dividends paid by the Company, the expected life was 2.5 years and 27% stock volatility the fair value was determined to be $49,000. This item was accounted for as a reduction of the proceeds from the warrant exercise.

On October 7, 2005, the Company issued a warrant to purchase 39,063 shares of Company common stock for services rendered by placement agents in connection with the sale of common stock. The warrant is exercisable at $1.60 per share and expires October 7, 2010. The fair value of the warrant was estimated at $12,000 and has been presented as common stock offering costs and additional paid-in capital in the accompanying consolidated financial statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8) Warrants, Continued

On July 21, 2006, as part of the debt financing described in Note 13, the Company issued a warrant to purchase 477,000 shares of the Company common stock to the note investors. The warrant is exercisable at $1.60 per share and expires July 20, 2011. Using the Black-Scholes option pricing model, assuming that the risk-free rate was 5.11%, there would be no dividends paid by the Company, the expected life was 2.5 years and 27% stock volatility the fair value was determined to be $171,000. This item was accounted for as an original issue discount on the notes payable.

The following table summarizes information about common stock warrants outstanding for the periods indicated:

	Warrants Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2004	—	$—
Granted	6,914,063	1.17
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2005	6,914,063	$1.17
Granted	560,334	1.54
Forfeited	—	—
Exercised	(833,334)	1.20

Outstanding at December 31, 2006	6,641,063	$1.19

(9) Notes Receivable for Stock Issued

The Company had issued notes receivable for the purchase of 950,392 shares (adjusted for 1 for 40 reverse common stock split) of common stock in the amount of $164,000. The notes called for an interest rate of 12.5% with payment in full on September 30, 2006. On September 30, 2005, $99,000 principal and $10,000 interest was paid as compensation, as authorized by the board of directors. On June 20, 2006, unpaid principal of $65,000 was exchanged in connection with the retirement of common stock.

(10) Preferred Stock

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

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Preferred Stock, Continued

In 2005, the Company redeemed 762,500 (adjusted for the common stock split) shares of Series A preferred stock for $1,500,000. The Company also converted 2,673,569 (adjusted for the common stock split) shares of Series A preferred stock to common stock at a ratio of 5 shares of common stock for each share of Series A preferred stock and 2,500 (adjusted for the common stock split) shares of Series B preferred stock at a ratio of 10 shares of common stock for each share of Series B preferred stock. As of December 31, 2006 and 2005, the Company has no outstanding shares of preferred stock.

(11) 401(k) Retirement Plan

On July 1, 2005, the Company established a 401(k) deferred contribution plan covering all employees who have attained age 21. Each year the Company may make a discretionary contribution. As of December 31, 2006 and 2005, the Company has not made a contribution to the plan.

(12) Segment Information

The Company identifies operating segments based on management responsibility. The Company has two reportable segments: Internet search services which consist of pay per click-advertising services and corporate services which consists of consulting services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant (in thousands).

	December 31,
	2006	2005
Revenues:
Internet search services	$23,136	14,502
Corporate services	2,498	3,041

	$25,634	17,543

Earnings (loss) from operations:
Internet search services	$6,391	2,594
Corporate services	(105)	(80)

	$6,286	2,514

Segment assets:
Internet search services	$20,147	17,343
Corporate services	$960	815

(13) Notes Payable

In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes due 2011 in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60. The warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which in aggregate totaled approximately $1.3 million

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Notes Payable, Continued

consisting of debt issuance cost of $806,000 and debt discount of $483,000. The debt issuance costs are amortized over the term of the notes using the effective interest method. The Notes issued by the Company are secured by first lien on all assets of tax-related Internet domains, including www.irs.com, and a lien on all other assets of the Company, second to the liens on all other assets of the Company ‘s senior lender, Silicon Valley Bank. Prior to maturity, the Notes (i) will be interest-only for the first two years; (ii) will amortize 20% of the principal amount in year three; will amortize 25% of the principal amount in year four; and (iii) will amortize the remainder of the principal amount in year five, with payments of principal, as applicable, and interest due monthly. The Notes can be prepaid by the Company in whole or in part in any amount greater than $100,000 at any time without penalty. The Investors will have the right to accelerate repayment of the notes if, among other things, the Company does not meet certain financial ratios per the agreement as of the last day of any fiscal quarter. Using the Black-Scholes option-pricing model, assuming that the risk-free interest rate was 5.11%, there would be no dividends paid by the Company, the contractual life was 2.5 years and 27% stock volatility, the fair value of the warrants issued was estimated to be $171,000. The combined fair value of the common stock and warrants issued was estimated to be $483,000. The Company recorded original issue discount for this amount, which was reflected as a reduction of the outstanding subordinated debt balance of $7 million. The Company is amortizing the original issue discount over the life of the loan using the effective interest method.

The Company is also required to maintain the following financial ratios until the Notes are paid in full; i) Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; ii) Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. The Company is in compliance with each of these covenants at December 31, 2006.

Annual maturities of notes payable are as follows (in thousands):

Year Ended December 31, 2006	Amount
2007	$—
2008	700
2009	1,575
2010	2,800
2011	1,925

$7,000

(14) Related Party Transactions

On September 23, 2005, $1,223,000 in stockholder debt, which consisted of $1,150,000 in principal and $73,000 in accrued interest through August 31, 2005, was converted to 764,628 shares of common stock at a price of $1.60 per share.

Since January 2004, the Vice Chairman of the Board has provided consulting services to the Company through GP Strategic Ventures, Inc., of which he is the Chairman and CEO. Payments to this entity totaled $60,000 and $311,000 for the years ended December 31, 2006 and 2005, respectively.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14) Related Party Transactions, Continued

From October to November 2005, one of the Company’s directors provided consulting services through a third party consulting firm for which he was paid fees of $24,000.

The Company earned revenue totaling $21,000 and $75,000 for the years ended December 31, 2006 and 2005, respectively from Legent Clearing, LLC. for consulting services. Accounts receivable at December 31, 2006 and 2005 included $20,000 and $44,000 respectively, due from Legent Clearing, LLC. The Vice Chairman of the Board serves as the Chief Executive Officer and a director of Legent Clearing.

From January to August 2006 one of the Company’s directors provided consulting services to the Company for which he was paid fees of $55,000. Effective August 31, 2006 this director resigned from the board.

(15) Registration Statement

The Company filed a registration statement on Form SB-2 on September 26, 2006, in connection with a proposed underwritten public offering of up to $20 million of its common stock, par value $0.001 per share. In connection with such public offering, shares were to be offered by the Company and certain of the Company’s stockholders. On January 11, 2007, the Company withdrew this registration statement and as a result recognized $522,000 of stock offering costs in general and administrative expenses for the year ended December 31, 2006.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1*	Asset Purchase Agreement by and between Robert Fox and Lina Watson and Internet Revenue Services, Inc. dated September 11, 2006	Current Report on Form 8-K	000-51776	10.1	9/21/2006

3.1	Amended and Restated Articles of Incorporation	Registration Statement on Form SB-2, as amended	333-129937	3.1	11/23/05

3.2	Amended and Restated Bylaws	Registration Statement on Form SB-2, as amended	333-129937	3.2	11/23/05

4.1	Form of Common Stock Certificate	Registration Statement on Form SB-2, as amended	333-129937	4.2	11/23/05

4.2	Form of Common Stock Purchase Warrant	Registration Statement on Form SB-2, as amended	333-129937	4.3	11/23/05

4.3	Registration Rights Agreement by and among InterSearch Group, Inc. and Baron Partners, L.P. dated September 26, 2005	Registration Statement on Form SB-2, as amended	333-129937	4.4	11/23/05

4.4	Form of Common Stock Purchase Warrant issued to GunnAllen Financial, Inc. and Pacific Summit Securities	Registration Statement on Form SB-2, as amended	333-129937	4.6	1/26/2006

4.5	Investment Agreement between InterSearch Group, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.1	7/27/2006

4.6	First Amendment to Investment Agreement dated September 30, 2006					X

4.7	Promissory Notes issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.2	7/27/2006

4.8	Form of Common Stock Purchase Warrant issued to issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.3	7/27/2006

4.9	Registration Rights Agreement by and among InterSearch Group, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.4	7/27/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Silicon Valley Bank Loan and Security Agreement dated December 10, 2004, as amended					X

10.2**	InterSearch Group, Inc. 2004 Equity Incentive Plan and form of agreements thereunder	Registration Statement on Form SB-2, as amended	333-129937	10.2	11/23/05

10.3**	InterSearch Group, Inc. 2005 Equity Incentive Plan and form of agreements thereunder, as amended					X

10.4	Office Lease dated September 21, 2005 by and between HCV Pacific Investors V and InterSearch Group, Inc., as amended	Registration Statement on Form SB-2, as amended	333-129937	10.5	11/23/05

10.5	Form of Non-compete Agreement issued to certain employees of Walnut Ventures	Registration Statement on Form SB-2, as amended	333-129937	10.11	11/23/05

10.6**	Employment Agreement by and between InterSearch Group, Inc. and Daniel M. O’Donnell dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.9	1/11/2006

10.7**	Employment Agreement by and between InterSearch Group, Inc. and Gary W. Bogatay dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.6	1/11/2006

10.8**	Employment Agreement by and between InterSearch Group, Inc. and Andrew Keery dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.7	1/11/2006

10.9**	Employment Agreement by and between InterSearch Group, Inc. and Steven Ernst dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.8	1/11/2006

10.10**	Employment Agreement by and between InterSearch Group, Inc. and Robert Hoult dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.10	1/11/2006

10.11	Amended and Restated Consulting Agreement between InterSearch Group, Inc. and GP Strategic Ventures dated January 9, 2006	Registration Statement on Form SB-2, as amended	333-129937	10.12	1/11/2006

10.12	Overture Search Services Order between Overture Services, Inc. and Walnut-Ventures, Inc. dated March 1, 2003, as amended	Registration Statement on Form SB-2, as amended	333-129937	10.14	2/7/2006

10.13	Ask Jeeves Advertising Services and Search Services Syndication Agreement dated May 24, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.15	2/7/2006

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
21.1	List of Subsidiaries					X

23.1	Consent of Independent Auditors					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Confidential treatment has been requested for portions of these exhibits.
**	Indicates management compensatory plan, contract or arrangement.