Form 10QSB
period 2007-03-31
Intersearch Group Inc
filed 2007-05-14
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 30, 2007, there were 25,329,725 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash	$1,315	347
Accounts receivable	7,247	4,060
Prepaid expenses and other	268	196
Deferred income taxes	16	38

Total current assets	8,846	4,641

Office equipment, net	1,404	1,416
Debt issuance costs, net	702	743
Patents and trademarks, net	80	83
Domains, net	13,146	13,398
Goodwill	573	573
Deferred income taxes	261	253

Total	$25,012	21,107

Liabilities and Stockholders' Equity

Current liabilities:
Revolving line of credit	—	518
Accrued liabilities	2,203	1,002
Accounts payable	1,787	1,793
Deferred revenue	238	60

Total current liabilities	4,228	3,373

Notes Payable, net of discount	6,585	6,561
Total Liabilities	10,813	9,934

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized, 25,329,725 and 25,051,432 shares issued and outstanding	25	25
Additional paid-in capital	9,100	8,713
Retained earnings	5,074	2,435

Total stockholders' equity	14,199	11,173

Total	$25,012	21,107

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues	$10,844	8,024
Cost of revenues	3,371	2,520

Gross profit	7,473	5,504

Operating expenses:
Sales and marketing expense	238	274
General and administrative expense	2,537	1,706

Total operating expenses	2,775	1,980

Earnings from operations	4,698	3,524
Interest expense	306	27
Loss on derivative instrument	—	19

Earnings before income taxes	4,392	3,478
Income taxes	1,753	1,401

Net earnings	$2,639	2,077

Basic earnings per share	$.10	.08

Diluted earnings per share	$.09	.08

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2007 and 2006

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Notes Receivable	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2005	25,219,282	$25	4,054	(982)	(65)	3,032
Exercise of common stock options (unaudited)	6,250	—	1	—	—	1
Warrant liability, reclassified to stockholders' equity (unaudited)	—	—	3,283	—	—	3,283
Stock compensation (unaudited)	—	—	31	—	—	31
Net earnings (unaudited)	—	—	—	2,077	—	2,077

Balance at March 31, 2006 (unaudited)	25,225,532	$25	7,369	1,095	(65)	8,424

Balance at December 31, 2006	25,051,432	$25	8,713	2,435	—	11,173
Exercise of common stock options (unaudited)	83,593	—	29	—	—	29
Exercise of common stock warrants, net (unaudited)	194,700	—	210	—	—	210
Stock compensation (unaudited)	—	—	148	—	—	148
Net earnings (unaudited)	—	—	—	2,639	—	2,639

Balance at March 31, 2007 (unaudited)	25,329,725	$25	9,100	5,074	—	14,199

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$2,639	2,077
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	105	36
Amortization of domains and other	255	217
Amortization of debt issuance costs and discounts	65	—
Deferred income taxes (benefit)	14	(41)
Loss on derivative instrument	—	19
Stock compensation	148	31
Increase in accounts receivable	(3,187)	(849)
Increase in prepaid expenses and other	(72)	(124)
(Decrease) increase in accounts payable	(6)	189
Increase in accrued liabilities	1,201	428
Increase (decrease) in deferred revenue	178	(196)

Net cash provided by operating activities	1,340	1,787

Cash flows from investing activity-
Purchase of office equipment	(93)	(50)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	210	—
Repayment of note payable	—	(693)
Net decrease in revolving lines of credit	(518)	(727)
Exercise of common stock options	29	1

Net cash used in financing activities	(279)	(1,419)

Net increase in cash	968	318
Cash at beginning of period	347	577

Cash at end of period	$1,315	895

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$241	35

Income taxes	$82	743

Noncash financing activity-
Common stock warrants reclassified to additional paid-in capital	$—	3,283

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions of Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or for any other period. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Walnut operates in the pay-per-click search engine and Internet advertising industries.

ICS is engaged principally in the business of providing highly skilled Internet and technology consultants through outsourcing to entities operating within the banking, insurance and securities sectors. ICS’s primary market is the continental United States.

La Jolla operates in the pay-per-click search engine and Internet advertising industries.

IRS owns and maintains a large portion of the domain portfolio that operates in the direct navigation market, including www.irs.com .

Overseas operates in the international pay-per-click search engine and Internet advertising industries.

Dotted owns an ICANN accredited domain Registrar business that is expected to help the Company build out its service offering in and around domain portfolio management.

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

The Company’s significant accounting policies are disclosed in the Company’s Annual report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, (Statement of Financial Accounting Standards (SFAS) 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company established the 2004 Equity Incentive Plan (the “2004 Plan”) for employees and non-employee directors of the Company and reserved 1,531,624 shares of common stock for the 2004 Plan.

The Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”) as of December 16, 2005. This termination did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan. Any Company employee, director, officer, consultant or advisor is eligible to receive an award under the 2005 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the Board of Directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock available to be granted under the 2005 Plan. At March 31, 2007, 565,375 shares remained available for grant.

Both incentive stock options and nonqualified stock options can be granted under the stock option plans. The exercise price of the stock options is determined by the board of directors at the time of grant, but can not be less than the fair market value of the common stock on the date of grant. The stock options vest over four years. The stock options must be exercised within ten years from the date of grant.

A summary of the stock option activity in the Company’s equity incentive plans is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,612,500	$1.24
Granted	565,000	2.77
Forfeited	(317,892)	1.52
Exercised	(83,593)	.35

Outstanding at March 31, 2007	1,776,015	$1.72	9.0 years	$1,410

Exercisable at March 31, 2007	595,587	$1.27	8.5 years	$681

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $190,000, compared to $9,000 for the same period in 2006. There was no tax benefit recognized for the incentive stock options exercised in either period. At March 31, 2007, the Company had 1,180,428 unvested stock options outstanding and there was $1.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through February 28, 2011. The total fair value of shares vested and recognized as compensation expense was $148,000 and $31,000 for the three months ended March 31, 2007 and 2006, respectively, and the associated income tax benefit recognized was $28,000 and $0 for the three months ended March 31, 2007 and 2006, respectively.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock Compensation, Continued. The fair value of each option granted for the three months ended March 31, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	3.625% - 4.75%	4.61%
Dividend yield	—	—
Expected volatility	48% - 49%	34%
Expected life in years	5 - 6.25	6
Grant-date fair value of options issued during the period	$750	$67
Per share value of options at grant date	$1.19 - $ 1.59	$0.67

As part of its adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission to determine the estimated life of stock options issued subsequent to the adoption of SFAS 123(R). Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate is based on the U.S. Treasury Strips with similar expected lives at the time of grant. The dividend yield is based on the Company’s history and expectation of dividend payments.

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

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) Earnings Per Share, Continued

	Three Months Ended March 31,
	2007			2006
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net earnings available to common stockholders	$2,639	25,154,606	$.10	$2,077	25,220,949	$.08
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	545,921		—	590,657
Incremental shares from assumed conversion of warrants	—	3,512,756		—	1,875,000

Diluted:
Net earnings available to common stockholders and assumed conversions	$2,639	29,213,283	$.09	$2,077	27,686,606	$.08

(4) Warrants

On March 5, 2007, Barron Partners, L.P. exercised a portion of an outstanding warrant to purchase 130,700 shares of the Company’s common stock at an exercise price of $1.20 per share or an aggregate of $156,840. In addition, as a result of this transaction, the original placement agents that facilitated the Barron Partners investment received $15,684 and additional warrants to purchase 13,000 shares of the Company’s common stock exercisable at $1.20 per share and expiring September 2010. Using the Black-Scholes option-pricing model, assuming that the risk-free rate was 3.375%, there would be no dividends paid by the Company, the expected life was 2.5 years and 49% stock volatility the fair value was determined to be $30,000. This item was accounted for as a reduction of the proceeds from the warrant exercise.

On March 13, 2007, Barron Partners, L.P. exercised a portion of an outstanding warrant to purchase 64,000 shares of the Company’s common stock at an exercise price of $1.20 per share or an aggregate of $76,800. In addition, as a result of this transaction, the original placement agents that facilitated the Barron Partners investment received $7,680 and additional warrants to purchase 6,400 shares of the Company’s common stock exercisable at $1.20 per share and expiring September 2010. Using the Black-Scholes option-pricing model, assuming that the risk-free rate was 3.375%, there would be no dividends paid by the Company, the expected life was 2.5 years and 49% stock volatility the fair value was determined to be $13,000. This item was accounted for as a reduction of the proceeds from the warrant exercise.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(5) Income Taxes

The Company records deferred income tax assets and liabilities to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized.

The Company and its subsidiaries file a consolidated income tax return. Income taxes are allocated proportionately as if separate income tax returns were filed.

(6) Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. As of March 31, 2007, the Company has no outstanding shares of preferred stock.

(7) Notes Payable

In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes due 2011 in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60. The warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which in aggregate totaled approximately $1.3 million consisting of debt issuance cost of $806,000 and debt discount of $483,000. The debt issuance costs are amortized over the term of the Notes using the effective interest method. The Notes issued by the Company are secured by first lien on all assets of tax-related Internet domains, including www.irs.com, and a second lien on all other assets of the Company, subordinated to the lien on all other assets of the Company’s senior lender, Silicon Valley Bank. Prior to maturity, the Notes (i) will be interest-only for the first two years; (ii) will amortize 20% of the principal amount in year three; will amortize 25% of the principal amount in year four; and (iii) will amortize the remainder of the principal amount in year five, with payments of principal, as applicable, and interest due monthly. The Notes can be prepaid by the Company in whole or in part in any amount greater than $100,000 at any time without penalty. The note holders will have the right to accelerate repayment of the Notes if, among other things, the Company does not meet certain financial ratios per the agreement as of the last day of any fiscal quarter. Using the Black-Scholes option-pricing model, assuming that the risk-free interest rate was 5.11%, there would be no dividends paid by the Company, the contractual life was 2.5 years and 27% stock volatility, the fair value of the warrants issued was estimated to be $171,000. The combined fair value of the common stock and warrants issued was estimated to be $483,000. The Company recorded an original issue discount for this amount, which was reflected as a reduction of the outstanding subordinated debt balance of $7 million. The Company is amortizing the original issue discount over the life of the Notes using the effective interest method.

(8) Contingencies

The Company may become subject to governmental regulation arising from the normal course of business. On April 17, 2007 the U.S. House of Representatives passed H.R. 1677, The TaxPayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 amends Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. The Company owns the Internet domain address www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. The ultimate impact of H.R. 1677, in its current form, is not presently determinable; however there can be no assurance that passage into law would not adversely affect the Company’s use of its Internet domain address www.irs.com as well as the Company’s overall operations.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

InterSearch Group, Inc.

San Francisco, California:

We have reviewed the accompanying condensed consolidated balance sheet of InterSearch Group, Inc. and Subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of earnings, stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 10, 2007

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report on From 10-KSB for the fiscal year ended December 31, 2006. This section of this Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statement for many reasons, including those described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”). The risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

OVERVIEW

We primarily provide Internet search services that facilitate access to relevant information on the Internet. Our Internet search services enable businesses to increase their online transactions through targeted online advertising to Internet users in response to their keyword search queries.

We review our operations based on both our financial results and non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are revenue-per-click and cost-per-click, which for the three months ended March 31, 2007 were approximately $0.30 and $0.09, respectively, compared to approximately $0.28 and $0.08, respectively for the three months ended March 31, 2006. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. We currently depend, and expect to continue to depend in the near future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. Our advertising network partners, Yahoo! Search Marketing and Ask.com, formerly known as Ask Jeeves, together represented approximately 80% and 58% of our revenues for the three months ended March 31, 2007 and 2006, respectively. A significant reduction in click-throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest expense is traffic acquisition costs, which consists primarily of revenue-sharing payments to our distribution network partners for access to their online user traffic. We are striving to decrease our cost-per-click by increasing the number of proprietary web properties that we own and manage. When Internet users access our owned or managed websites through direct navigation, it reduces our payments to distribution network partners.

The key non-financial measure that management reviews is number of click-throughs on advertiser listings, we call “paid clicks”, which for the three months ended March 31, 2007 and 2006 were approximately 34 million and 25 million, respectively. Our revenue growth depends, in part, on our ability to increase the number of paid clicks on the sponsored listings of our advertising network partners and direct advertisers displayed on our distribution network. We intend to expand and diversify our proprietary traffic sources, specifically by increasing our presence in the direct navigation market and increasing the number of other proprietary web properties that we own and manage.

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

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Recent Developments

The application of new and existing laws and regulations to the Internet or other online services, could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The TaxPayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 amends Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. We own the Internet domain address www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. The passage of H.R. 1677 into law in its current form could adversely affect the Company’s use of its Internet domain address www.irs.com as well as the Company’s overall operations. However, we believe that it is premature to assess the impact of H.R. 1677 on the Company’s business, as the passage of this bill into law in its identical form is currently too speculative. In the event H.R. 1677 becomes law in its current form, the Company intends to be diligent in its communications with the Internal Revenue Service in an effort to mitigate any potential negative effects of such legislation.

Business Segments

We had no reportable segments for the quarter ended March 31, 2007 and as such, prior year amounts were reclassified for comparability purposes.

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

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth information for the three months ended March 31, 2007 and 2006 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Statements of Earnings Data:
Revenues	$10,844	8,024

Cost of revenues	3,371	2,520
Sales and marketing	238	274
General and administrative	2,537	1,706

Total expenses	6,146	4,500
Earnings from operations	4,698	3,524
Interest expense	306	27
Loss on derivative instrument	—	19

Earnings before income taxes	4,392	3,478
Income taxes	1,753	1,401

Net earnings	$2,639	2,077

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Revenues	100%	100%

Cost of revenues	31	31
Sales and marketing	2	4
General and administrative	24	21

Total expenses	57	56

Earnings from operations	43	44
Interest expense	3	1
Loss on derivative instrument	—	—

Earnings before income taxes	40	43
Income taxes	16	17

Net earnings	24	26

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue. Revenue increased 35% from $8 million for the three months ended March 31, 2006 to $10.8 million for the same period in 2007. This can be attributed to an increase in traffic to our proprietary websites through a combination of efforts in Search Engine Marketing, or Internet advertising, and Search Engine Optimization, or improving algorithmic search rankings.

Cost of Revenue. For the three months ended March 31, 2006 cost of revenue was $2.5 million and increased to $3.4 million for the same period in 2007. This 34% increase is primarily attributable to additional traffic acquisition costs and is commensurate with our efforts to increase revenue during the period.

Sales and Marketing. Sales and marketing expense decreased from $274,000 for the three months ended March 31, 2006 to $238,000 for the same period in 2007. This decrease of $36,000 is mainly attributable to a decrease in personnel and consulting costs.

General and Administrative. General and administrative expenses increased 49% from $1.7 million for the three months ended March 31, 2006 to $2.5 million for the same period in 2007. The increase is due to an increase in depreciation and amortization of $172,000, an increase in consulting costs of $214,000, and an increase in personnel and benefit, facility, and other various operating costs of $445,000. The increases from an overall standpoint were necessary to support continued growth in operations. We expect that our general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company, such as professional fees and insurance.

Interest Expense. Interest expense was $27,000 for the three months ended March 31, 2006 compared to $306,000 for the same period in 2007. The increase in interest expense is related to the sale of 13.50% notes in July 2006 in the aggregate principal amount of $7.0 million (the “Notes”).

Income Taxes. Our provision for income taxes was $1.4 million for the three months ended March 31, 2006 and increased to $1.8 million for the same period in 2007, an effective tax rate of 40% for each of these periods. This increase is primarily a result of an increase in our pretax earnings from $3.5 million for the three months ended March 31, 2006 compared to pretax earnings of $4.4 million for the three months ended March 31, 2007. The statutory effective tax rate is approximately 40%. Differences from the statutory effective tax rate result from permanent tax differences.

Net Earnings. Net earnings for the three months ended March 31, 2007 was $2.6 million or $0.10 per basic and $0.09 per diluted share compared to net earnings of $2.1 million or $0.08 per basic and diluted share for the same period in 2006.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our growth primarily through operations and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of March 31, 2007, we had $1.3 million in cash as compared to $347,000 at December 31, 2006.

In July 2006, we completed the sale of the Notes, together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60. The warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which totaled approximately $1.3 million.

The proceeds from the sale of the Notes were used to redeem 1,025,000 shares of our common stock held in escrow for DotCom Corporation for a purchase price of $6,150,000, pursuant to the terms of a call option agreement and to pay $847,000 plus applicable interest pursuant to our settlement agreement with SmashClicks, LLC, both of which were paid in August, 2006.

We have a revolving line of credit with Silicon Valley Bank, which allows borrowings up to $1.25 million. As of March 31, 2007, we had no outstanding balance under this credit facility. The facility bears interest at 9.00% and requires the payment of a collateral handling fee ranging from 0.1% to 0.25% per month of financed receivables.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We intend to use cash flow from operations, availability under our credit line, or a combination of both to fund anticipated levels of operations and acquisitions for the next 12 months.

In the comparisons below, net cash flows provided by operating activities primarily consist of net earnings adjusted for certain items such as depreciation and amortization, deferred income taxes and changes in working capital.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Cash Flows for the Three Months Ended March 31, 2007

Net cash provided by operating activities for the three months ended March 31, 2007 was $1.3 million consisting primarily of net earnings of $2.6 million decreased by net adjustments totaling $1.3 million as a result of the increased growth in operations in 2007.

Net cash used in investing activities for the three months ended March 31, 2007 of $93,000 primarily was for the purchase of computer and office equipment.

Net cash used in financing activities for the three months ended March 31, 2007 was $279,000. This is primarily attributable to the net decrease in our credit facility of $518,000 partially offset by proceeds from exercise of common stock warrants and options. As of March 31, 2007 we did not have an outstanding principal balance on our credit facility.

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

Net cash used in financing activities for the three months ended March 31, 2006 was $1.4 million. This is primarily attributable to the net decrease in our credit facility of $727,000 and the first installment of the Smashclicks, LLC note payable of $693,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are discussed in Note 2 to our unaudited condensed consolidated financial statements appearing at the beginning of this quarterly report and are fully disclosed in our annual report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Revenue

We primarily generate revenue through our proprietary websites by providing Internet search services and online advertising. We typically recognize revenue when an Internet user clicks-through on an advertiser’s listing displayed on our network.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines and our websites on which we include our advertisers’ listings and those of our advertising network partners. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with Emerging Issue Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

We apply the provisions of the FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“SFAS 144”).

Goodwill is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We recorded Goodwill related to our acquisition of ICS, and to date, no impairment charge has been taken. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results.

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

Income Taxes

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized. We file a consolidated income tax return. Income taxes are allocated proportionately as if separate income tax returns were filed.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, Daniel M. O’Donnell, and Chief Financial Officer, Gary W. Bogatay, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our filings with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report that have affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any legal proceedings other than routine litigation arising in the normal course of business. We do not believe the results of such litigation, even if the outcome were unfavorable to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 5, 2007, Barron Partners, L.P. exercised a portion of an outstanding warrant to purchase 130,700 shares of common stock at an exercise price of $1.20 or an aggregate of $156,840. In addition, as a result of this transaction, Gunn Allen Financial and Pacific Summit Securities together received $15,684 and warrants to purchase 13,000 shares of common stock exercisable at $1.20 per share and expiring September 2010.

On March 13, 2007, Barron Partners, L.P. exercised a portion of an outstanding warrant to purchase 64,000 shares of common stock at an exercise price of $1.20 or an aggregate of $76,800. In addition, as a result of this transaction, Gunn Allen Financial and Pacific Summit Securities together received $7,680 and warrants to purchase 6,400 shares of common stock exercisable at $1.20 per share and expiring September 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Employment Agreement by and between InterSearch Group, Inc. and Daniel M. O’Donnell dated February 22, 2007					X

10.2	Employment Agreement by and between InterSearch Group, Inc. and Gary W. Bogatay dated February 22, 2007					X

10.3	Employment Agreement by and between InterSearch Group, Inc. and Kimberly O’Donnell dated October 27, 2004					X

15.1	Letter on Unaudited Interim Financial Information					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSEARCH GROUP, INC.

May 14, 2007	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2007	By	/s/ Gary W. Bogatay, Jr.
Gary W. Bogatay, Jr.
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)