Form 10QSB
period 2007-06-30
Intersearch Group Inc
filed 2007-08-14
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

As of July 31, 2007, there were 24,713,506 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets

Current assets:
Cash	$1,582	347
Accounts receivable	4,004	4,060
Prepaid expenses and other	300	196
Deferred income taxes	23	38

Total current assets	5,909	4,641

Office equipment and leasehold improvements, net	1,400	1,416
Debt issuance costs, net	661	743
Patents and trademarks, net	78	83
Domains, net	13,717	13,398
Goodwill	573	573
Other assets	125	—
Deferred income taxes	335	253

Total	$22,798	21,107

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving line of credit	—	518
Accrued liabilities	1,286	1,002
Accounts payable	871	1,793
Deferred revenue	3	60

Total current liabilities	2,160	3,373
Notes Payable, net of discount	6,609	6,561

Total Liabilities	8,769	9,934

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized, 24,705,506 and 25,051,432 issued and outstanding	25	25
Additional paid-in capital	8,598	8,713
Retained earnings	5,406	2,435

Total stockholders’ equity	14,029	11,173

Total	$22,798	21,107

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$7,164	6,432	18,008	14,456
Cost of revenues	3,241	2,365	6,612	4,884

Gross profit	3,923	4,067	11,396	9,572

Operating expenses:
Sales and marketing expense	254	227	492	501
General and administrative expense	2,790	2,153	5,327	3,858

Total operating expenses	3,044	2,380	5,819	4,359

Earnings from operations	879	1,687	5,577	5,213
Interest expense	288	8	594	36
Loss on derivative instrument	—	—	—	19

Earnings before income taxes	591	1,679	4,983	5,158
Income taxes	259	696	2,012	2,097

Net earnings	$332	983	2,971	3,061

Basic earnings per share	$.01	.04	.12	.12

Diluted earnings per share	$.01	.04	.10	.11

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2007 and 2006

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Notes Receivable	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	25,219,282	$25	4,054	(982)	(65)	3,032
Exercise of common stock options (unaudited)	9,375	—	2	—	—	2
Common stock offering costs (unaudited)	—	—	(9)	—	—	(9)
Warrant liability, reclassified to stockholders’ equity (unaudited)	—	—	3,283	—	—	3,283
Retirement of 250,000 shares of common stock (unaudited)	(250,000)	—	(250)	—	—	(250)
Repayment of notes receivable (unaudited)	—	—	—	—	65	65
Stock compensation (unaudited)	—	—	97	—	—	97
Net earnings (unaudited)	—	—	—	3,061	—	3,061

Balance at June 30, 2006 (unaudited)	24,978,657	$25	7,177	2,079	—	9,281

Balance at December 31, 2006	25,051,432	$25	8,713	2,435	—	11,173
Exercise of common stock options (unaudited)	84,374	—	29	—	—	29
Exercise of common stock warrants, net (unaudited)	194,700	—	210	—	—	210
Retirement of 625,000 shares of common stock (unaudited)	(625,000)	—	(750)	—	—	(750)
Stock compensation (unaudited)	—	—	396	—	—	396
Net earnings (unaudited)	—	—	—	2,971	—	2,971

Balance at June 30, 2007 (unaudited)	24,705,506	$25	8,598	5,406	—	14,029

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$2,971	3,061
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	210	74
Amortization of domains and other	510	438
Amortization of debt issuance costs and discounts	130	—
Deferred income tax benefit	(67)	(75)
Loss on derivative instrument	—	19
Stock compensation	396	97
Decrease (increase) in accounts receivable	56	(412)
Increase in prepaid expenses and other	(104)	(225)
(Decrease) increase in accounts payable	(922)	35
Increase (decrease) in accrued liabilities	284	(56)
Decrease in deferred revenue	(57)	(300)
Increase in other assets	(125)	—

Net cash provided by operating activities	3,282	2,656

Cash flows from investing activities:
Purchase of office equipment and leasehold improvements	(194)	(462)
Purchase of domains	(824)	(284)

Net cash used in investing activities	(1,018)	(746)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	210	—
Retirement of common stock	(750)	(250)
Repayment of note payable	—	(693)
Repayment of note receivable	—	65
Net decrease in revolving line of credit	(518)	(726)
Common stock offering costs	—	(9)
Exercise of common stock options	29	2

Net cash used in financing activities	(1,029)	(1,611)

Net increase in cash	1,235	299
Cash at beginning of period	347	576

Cash at end of period	$1,582	875

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$483	33

Income taxes	$1,546	2,128

Noncash financing activity-
Common stock warrants reclassified to additional paid-in capital	$—	3,283

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

(1) Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of InterSearch Group, Inc. and its wholly-owned subsidiaries which consist of Walnut Ventures, Inc. (“Walnut”), InterSearch Corporate Services, Inc. (“ICS”), La Jolla Internet Properties, Inc. (“La Jolla”), Internet Revenue Services, Inc. (“IRS”), Overseas Internet Properties, Inc. (“Overseas”), and Dotted Ventures, Inc. (“Dotted”), collectively, the “Company”.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions of Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or for any other period. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

The Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”) as of December 16, 2005. This termination did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan. Any Company employee, director, officer, consultant or advisor is eligible to receive an award under the 2005 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the Board of Directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock available to be granted under the 2005 Plan. At June 30, 2007, 89,046 shares remained available for grant.

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

A summary of the stock option activity in the Company’s equity incentive plans is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,612,500	$1.24
Granted	955,000	2.63
Forfeited	(231,563)	1.57
Exercised	(84,374)	.35

Outstanding at June 30, 2007	2,251,563	$1.83	8.9 years	$1,227

Exercisable at June 30, 2007	757,113	$1.30	8.3 years	$706

The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $2,000 and $191,500 respectively, compared to $4,500 and $13,500 respectively for the same periods in 2006. There was no tax benefit recognized for the incentive stock options exercised in any of these periods. At June 30, 2007, the Company had 1,494,450 unvested stock options outstanding and there was $1.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through May 31, 2011. The total fair value of shares vested and recognized as compensation expense was $248,000 and $396,000 for the three and six months ended June 30, 2007, respectively, compared to $67,000 and $97,000 respectively for the same periods in 2006. The associated income tax benefit recognized was $76,000 and $104,000 in the three and six months ended June 30, 2007, respectively, compared to $8,000 and $20,000 respectively for the same periods in 2006.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock Compensation, Continued. The fair value of each option granted for the three and six months ended June 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (dollars in thousands, except per share data):

	Three Months Ended June 30,
	2007	2006
Risk-free interest rate	3.875% - 4.25%	5.11%
Dividend yield	—	—
Expected volatility	48%	32%
Expected life in years	5.75 - 6.25	6.25
Grant-date fair value of options issued during the period	$483	$212
Per share value of options at grant date	$1.23 -$1.25	$0.67

	Six Months Ended June 30,
	2007	2006
Risk-free interest rate	3.625% - 4.75%	4.61% - 5.11%
Dividend yield	—	—
Expected volatility	48% - 49%	32% - 34%
Expected life in years	5 - 6.25	6.25
Grant-date fair value of options issued during the period	$1,233	$279
Per share value of options at grant date	$1.19 - $1.59	$0.67

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

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) Earnings Per Share, Continued

	Three Months Ended June 30,
	2007			2006
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net earnings available to common stockholders	$332	24,911,026	$.01	$983	25,198,101	$.04
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	594,028		—	399,588
Incremental shares from assumed conversion of warrants	—	3,394,853		—	1,875,000

Diluted:
Net earnings available to common stockholders and assumed conversions	$332	28,899,907	$.01	$983	27,472,689	$.04

	Six Months Ended June 30,
	2007			2006
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net earnings available to common stockholders	$2,971	25,032,143	$.12	$3,061	25,209,525	$.12
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	597,800		—	359,254
Incremental shares from assumed conversion of warrants	—	3,430,424		—	1,875,000

Diluted:
Net earnings available to common stockholders and assumed conversions	$2,971	29,060,367	$.10	$3,061	27,443,779	$.11

At June 30, 2007, the following options were excluded from the calculation of earnings per share due to the exercise price exceeding the market price:

Number of Outstanding Options	Exercise Price	Expiration Date
30,000	$2.55	2017
250,000	$3.10	2017

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(4) Warrants

At June 30, 2007, outstanding warrants to purchase the Company’s common stock were as follows:

Number of Common Stock Warrants	Exercise Price	Expiration Date
39,063	$1.60	October 7, 2010
477,000	$1.60	July 20, 2011
5,324,700	$1.20	September 29, 2010
625,000	$0.80	September 29, 2010

6,465,763

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

(6) Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. As of June 30, 2007, the Company has no outstanding shares of preferred stock.

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

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2007, and for the three and six month periods ended June 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

InterSearch Group, Inc.

San Francisco, California:

We have reviewed the accompanying condensed consolidated balance sheet of InterSearch Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2007, the related condensed consolidated statements of earnings for the three and six month periods ended June 30, 2007 and 2006, and the related condensed consolidated statements of stockholders’ equity and cash flows for the six month periods ended June 30, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company’s management.

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
July 27, 2007

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report on From 10-KSB for the fiscal year ended December 31, 2006. This section of this Quarterly Report contains forward–looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward–looking statement for many reasons, including those described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”). The risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

OVERVIEW

We primarily provide Internet search services that facilitate access to relevant information on the Internet. Our Internet search services enable businesses to increase their online transactions through targeted online advertising to Internet users in response to their keyword search queries.

We review our operations based on both our financial results and non–financial measures. Among the key financial factors upon which management focuses in reviewing performance are revenue–per–click and cost–per–click, which for the six months ended June 30, 2007 were approximately $0.28 and $0.10, respectively, compared to approximately $0.24 and $0.07, respectively for the six months ended June 30, 2006. When an Internet user clicks–through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. We currently depend, and expect to continue to depend in the near future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. Our advertising network partners, Yahoo! Search Marketing and Ask.com, formerly known as Ask Jeeves, together represented approximately 83% and 65% of our revenues for the six months ended June 30, 2007 and 2006, respectively. A significant reduction in click–throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest expense is traffic acquisition costs, which consists primarily of revenue–sharing payments to our distribution network partners for access to their online user traffic. We are striving to decrease our cost–per–click by increasing the number of proprietary web properties that we own and manage. When Internet users access our owned or managed websites through direct navigation, it reduces our payments to distribution network partners.

The key non–financial measure that management reviews is number of click–throughs on advertiser listings, we call “paid clicks”, which for the six months ended June 30, 2007 and 2006 were approximately 62 million and 51 million, respectively. Our revenue growth depends, in part, on our ability to increase the number of paid clicks on the sponsored listings of our advertising network partners and direct advertisers displayed on our distribution network. We intend to expand and diversify our proprietary traffic sources, specifically by increasing our presence in the direct navigation market and increasing the number of other proprietary web properties that we own and manage.

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

Business Segments

We had no reportable segments for the quarter ended June 30, 2007 and as such, prior year amounts were reclassified for comparability purposes.

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

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth information for the three and six months ended June 30, 2007 and 2006 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Statements of Earnings Data:
Revenues	$7,164	6,432	18,008	14,456

Cost of revenues	3,241	2,365	6,612	4,884
Sales and marketing	254	227	492	501
General and administrative	2,790	2,153	5,327	3,858

Total expenses	6,285	4,745	12,431	9,243

Earnings from operations	879	1,687	5,577	5,213
Interest expense	288	8	594	36
Loss on derivate instrument	—	—	—	19

Earnings before income taxes	591	1,679	4,983	5,158
Income taxes	259	696	2,012	2,097

Net earnings	$332	983	2,971	3,061

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100%	100%	100%	100%

Cost of revenues	45	37	37	33
Sales and marketing	4	4	3	4
General and administrative	39	33	29	27

Total expenses	88	74	69	64

Earnings from operations	12	26	31	36
Interest expense	4	—	3	—

Earnings before income taxes	8	26	28	36
Income taxes	3	11	11	15

Net earnings	5	15	17	21

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue. Revenue increased 11% from $6.4 million for the three months ended June 30, 2006 to $7.2 million for the same period in 2007. This increase is attributable to an increase in traffic to our proprietary websites through a combination of efforts in Search Engine Marketing, or Internet advertising, and Search Engine Optimization, or improving algorithmic search rankings. In addition, we incurred a $384,000 revenue credit from one of our advertising network partners that decreased the revenue growth rate. This chargeback was related to a new traffic source, which ultimately fell short of company quality standards.

Cost of Revenue. For the three months ended June 30, 2006 cost of revenue was $2.4 million and increased to $3.2 million for the same period in 2007. This 37% increase is primarily attributable to additional traffic acquisition costs to drive revenue growth. Approximately 29% of this increase is the result of normal traffic acquisition costs, and 8% corresponds to the revenue credit from an advertising network partner for which there was no corresponding offset to costs.

Sales and Marketing. Sales and marketing expense increased from $227,000 for the three months ended June 30, 2006 to $254,000 for the same period in 2007. This increase of $27,000 is mainly attributable to an increase in personnel and consulting costs.

General and Administrative. General and administrative expenses increased 30% from $2.2 million for the three months ended June 30, 2006 to $2.8 million for the same period in 2007. The increase is due to an increase in depreciation and amortization of $100,000, an increase in technology infrastructure consulting costs of $186,000, an increase in computer related maintenance and service costs of $107,000, and an increase in personnel and benefit, facility, and other various operating costs of $244,000. The increases from an overall standpoint were necessary to support continued growth in operations. We expect that our general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company, such as professional fees and insurance.

Interest Expense. Interest expense was $8,000 for the three months ended June 30, 2006 compared to $288,000 for the same period in 2007. The increase in interest expense is related to the sale of 13.50% notes in July 2006 in the aggregate principal amount of $7.0 million.

Income Taxes. Our provision for income taxes was $696,000, an effective tax rate of 41%, for the three months ended June 30, 2006 and decreased to $259,000, an effective tax rate of 44%, for the same period in 2007. This decrease is primarily a result of a decrease in our pretax earnings from $1.7 million for the three months ended June 30, 2006 compared to pretax earnings of $591,000 for the three months ended June 30, 2007. The statutory effective tax rate is approximately 40%. Differences from the statutory effective tax rate result from permanent tax differences.

Net Earnings. As a result of the foregoing, net earnings for the three months ended June 30, 2007 was $332,000 or $0.01 per basic and diluted share compared to net earnings of $983,000 or $0.04 per basic and diluted share for the same period in 2006.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue. Revenue increased 25% from $14.5 million for the six months ended June 30, 2006 to $18 million for the same period in 2007. This increase is attributable to an increase in traffic to our proprietary websites through a combination of efforts in Search Engine Marketing, or Internet advertising, and Search Engine Optimization, or improving algorithmic search rankings.

Cost of Revenue. For the six months ended June 30, 2006 cost of revenue was $4.9 million and increased to $6.6 million for the same period in 2007. This 35% increase is primarily attributable to additional traffic acquisition costs and is commensurate with our efforts to increase revenue during the period.

Sales and Marketing. Sales and marketing expense decreased from $501,000 for the six months ended June 30, 2006 to $492,000 for the same period in 2007.

General and Administrative. General and administrative expenses increased 38% from $3.9 million for the six months ended June 30, 2006 to $5.3 million for the same period in 2007. The increase is due to an increase in depreciation and amortization of $208,000, an increase in technology infrastructure consulting costs of $364,000, an increase in computer related maintenance and service costs of $195,000, and an increase in personnel and benefit, facility, and other various operating costs of $702,000. The increases from an overall standpoint were necessary to support continued growth in operations. We expect that our general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company, such as professional fees and insurance.

Interest Expense. Interest expense was $36,000 for the six months ended June 30, 2006 compared to $594,000 for the same period in 2007. The increase in interest expense is related to the sale of 13.50% notes in July 2006 in the aggregate principal amount of $7.0 million.

Income Taxes. Our provision for income taxes was $2.1 million, an effective tax rate of 41%, for the six months ended June 30, 2006 and decreased to $2 million, an effective tax rate of 40%, for the same period in 2007. This decrease is primarily a result of a decrease in our pretax earnings from $5.2 million for the six months ended June 30, 2006 compared to pretax earnings of $5 million for the six months ended June 30, 2007. The statutory effective tax rate is approximately 40%. Differences from the statutory effective tax rate result from permanent tax differences.

Net Earnings. As a result of the foregoing, net earnings for the six months ended June 30, 2007 was $3 million or $0.12 per basic and $0.10 per diluted share compared to net earnings of $3.1 million or $0.12 per basic and $0.11 per diluted share for the same period in 2006.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our growth primarily through operations and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of June 30, 2007, we had $1.6 million in cash as compared to $347,000 at December 31, 2006.

We have a revolving line of credit with Silicon Valley Bank, which allows borrowings up to $1.25 million. The facility bears interest at 9.00% and requires the payment of a collateral handling fee ranging from 0.1% to 0.25% per month of financed receivables. As of June 30, 2007, we had no outstanding balance under this credit facility.

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

Both the loan agreement and the investment agreement for the Notes contain restrictions of a nature generally found in agreements of these types that may limit our ability to, among other things, sell or acquire assets, incur additional indebtedness, make certain investments, purchase capital stock, and pay dividends.

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

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Cash Flows for the Six Months Ended June 30, 2007

Net cash provided by operating activities for the six months ended June 30, 2007 was $3.3 million consisting primarily of net earnings of $3 million, increased by depreciation and amortization of $720,000, stock compensation expense of $396,000, and partially offset by a decrease in accounts payable of $922,000.

Net cash used in investing activities for the six months ended June 30, 2007 of $1 million primarily was for the purchase of internet domains.

Net cash used in financing activities for the six months ended June 30, 2007 was $1 million. This is primarily attributable to the net decrease in our credit facility of $518,000 and the purchase of our common stock for $750,000, pursuant to stock repurchase agreements with three of our executive officers, partially offset by proceeds from exercise of common stock warrants and options. As of June 30, 2007 we did not have an outstanding principal balance on our credit facility.

Cash Flows for the Six Months Ended June 30, 2006

Net cash provided by operating activities for the six months ended June 30, 2006 was $2.7 million consisting primarily of net earnings of $3.1 million, increased by depreciation and amortization of $512,000, offset by an increase in accounts receivable of $412,000, an increase in prepaid expenses of $225,000, and a decrease in deferred revenue of $300,000.

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

Our significant accounting policies are discussed in Note 2 to our unaudited condensed consolidated financial statements appearing at the beginning of this quarterly report and are fully disclosed in our annual report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 10, 2007, our Board of Directors approved the repurchase of up to 625,000 shares of our issued and outstanding common stock at a maximum price of $1.20 per share. The repurchases were made for the purpose of taking advantage of our cash position to maximize long-term value for our shareholders.

The following table illustrates information related to the repurchase of our common stock during the quarter ended June 30, 2007.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	—	—	—	—
May 1, 2007 through May 31, 2007	625,000	$1.20	—	—
June 1, 2007 through June 30, 2007	—	—	—	—
Total	625,000	$1.20	—	—

(1)	All repurchases were made on May 18, 2007 pursuant to privately negotiated transactions with affiliates.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of InterSearch Group, Inc. was held on April 25, 2007. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for and against, as well the number of abstentions as to each matter.

(a) Our shareholders elected the following persons as directors of InterSearch Group, Inc., with votes for, votes against and abstentions listed below for each nominee:

Director Nominee	Votes For	Votes Against	Abstain
Daniel M. O’Donnell	22,654,753	0	325,533
Frank McPartland	22,639,636	0	340,650
Lawrence J. Gibson	22,654,753	0	325,533
Charles K. Dargan II	22,654,753	0	325,533
Jeremiah Callaghan	22,654,753	0	325,533

(b) Our shareholders ratified the appointment of Hacker, Johnson & Smith, P.A. as the independent registered public accounting firm for InterSearch Group, Inc., for the fiscal year ending December 31, 2007, with votes for, votes against and abstentions listed below:

For	Against	Abstain
22,648,715	331,396	175

ITEM 5. OTHER INFORMATION

Not applicable.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Stock Repurchase Agreement by and between Steven Ernst and InterSearch Group, Inc. dated May 18, 2007					X

10.2	Stock Repurchase Agreement by and between Robert Hoult and InterSearch Group, Inc. dated May 18, 2007					X

10.3	Stock Repurchase Agreement by and between Andrew Keery and InterSearch Group, Inc. dated May 18, 2007					X

10.4	Amendment No. 4 to InterSearch Group 2005 Equity Incentive Plan					X

15.1	Letter on Unaudited Interim Financial Information					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSEARCH GROUP, INC.

August 14, 2007	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2007	By	/s/ Gary W. Bogatay, Jr.
Gary W. Bogatay, Jr.
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)