Form 10QSB
period 2007-09-30
Intersearch Group Inc
filed 2007-11-14
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of October 31, 2007, there were 24,921,706 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets

Current assets:
Cash	$1,786	347
Accounts receivable, net of allowances	3,401	4,060
Prepaid expenses and other	408	196
Deferred income taxes	53	38

Total current assets	5,648	4,641

Office equipment and leasehold improvements, net	1,394	1,416
Debt issuance costs, net	620	743
Patents and trademarks, net	76	83
Domains, net	13,438	13,398
Goodwill	573	573
Other assets	125	—
Deferred income taxes	337	253

Total	$22,211	21,107

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving line of credit	—	518
Accrued liabilities	1,148	1,002
Accounts payable	575	1,793
Deferred revenue	4	60

Total current liabilities	1,727	3,373
Notes Payable, net of discount	6,633	6,561

Total Liabilities	8,360	9,934

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized, 24,921,706 and 25,051,432 issued and outstanding	25	25
Additional paid-in capital	8,953	8,713
Retained earnings	4,873	2,435

Total stockholders’ equity	13,851	11,173

Total	$22,211	21,107

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$5,102	4,816	23,110	19,272
Cost of revenues	2,489	2,493	9,101	7,377

Gross profit	2,613	2,323	14,009	11,895

Operating expenses:
Sales and marketing expense	629	188	1,121	689
General and administrative expense	2,491	1,766	7,818	5,624

Total operating expenses	3,120	1,954	8,939	6,313

(Loss) earnings from operations	(507)	369	5,070	5,582
Interest expense	296	210	890	246
Loss on derivative instrument	—	—	—	19

(Loss) earnings before income taxes	(803)	159	4,180	5,317
Income taxes (benefit)	(270)	79	1,742	2,176

Net (loss) earnings	$(533)	80	2,438	3,141

Basic (loss) earnings per share	$(.02)	—	.10	.12

Diluted (loss) earnings per share	$(.02)	—	.09	.11

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2007 and 2006

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Notes Receivable	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	25,219,282	$25	4,054	(982)	(65)	3,032
Exercise of common stock options (unaudited)	59,766	—	10	—	—	10
Exercise of common stock warrants, net (unaudited)	833,334	1	899	—	—	900
Common stock offering costs (unaudited)	—	—	(8)	—	—	(8)
Common stock issued in connection with CapitalSouth Financing (unaudited)	195,000	—	483	—	—	483
Common stock issued (unaudited)	300	—	—	—	—	—
Warrant liability, reclassified to stockholders’ equity (unaudited)	—	—	3,283	—	—	3,283
Retirement of 250,000 shares of common stock (unaudited)	(250,000)	—	(250)	—	—	(250)
Retirement of 1,025,000 shares of common stock (unaudited)	(1,025,000)	(1)	1	—	—	—
Repayment of notes receivable (unaudited)	—	—	—	—	65	65
Stock compensation (unaudited)	—	—	163	—	—	163
Net earnings (unaudited)	—	—	—	3,141	—	3,141

Balance at September 30, 2006 (unaudited)	25,032,682	$25	8,635	2,159	—	10,819

Balance at December 31, 2006	25,051,432	$25	8,713	2,435	—	11,173
Exercise of common stock options (unaudited)	162,246	—	81	—	—	81
Exercise of common stock warrants, net (unaudited)	333,028	—	326	—	—	326
Retirement of 625,000 shares of common stock (unaudited)	(625,000)	—	(750)	—	—	(750)
Common stock issued for services (unaudited)	—	—	29	—	—	29
Stock compensation (unaudited)	—	—	554	—	—	554
Net earnings (unaudited)	—	—	—	2,438	—	2,438

Balance at September 30, 2007 (unaudited)	24,921,706	$25	8,953	4,873	—	13,851

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$2,438	3,141
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	319	129
Amortization of domains and other	785	675
Amortization of debt issuance costs and discounts	195	47
Deferred income tax benefit	(99)	(62)
Loss on derivative instrument	—	19
Stock compensation	583	163
Decrease (increase) in accounts receivable	659	(163)
Increase in prepaid expenses and other	(212)	(291)
(Decrease) increase in accounts payable	(1,218)	412
Increase (decrease) in accrued liabilities	146	(291)
Decrease in deferred revenue	(56)	(300)
Increase in other assets	(125)	—

Net cash provided by operating activities	3,415	3,479

Cash flows from investing activities:
Purchase of office equipment and leasehold improvements	(297)	(1,003)
Purchase of trademarks	—	(20)
Purchase of domains	(818)	(1,626)

Net cash used in investing activities	(1,115)	(2,649)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	326	900
Proceeds from sale of common stock	—	312
Proceeds from sale of common stock warrants	—	171
Proceeds from notes payable	—	6,517
Retirement of common stock	(750)	(250)
Repayment of note payable	—	(1,540)
Repayment of note receivable	—	65
Redemption of common stock subject to mandatory redemption	—	(6,150)
Debt issuance costs	—	(691)
Net decrease in revolving line of credit	(518)	(97)
Common stock offering costs	—	(8)
Exercise of common stock options	81	10

Net cash used in financing activities	(861)	(761)

Net increase in cash	1,439	69
Cash at beginning of period	347	576

Cash at end of period	$1,786	645

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) Continued

(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$723	145

Income taxes	$1,550	2,278

Noncash financing and investing activities:
Common stock warrants reclassified to additional paid-in capital	$—	3,283

Assets and liabilities assumed in connection with acquisition:
Common stock offering costs incurred in connection with warrant issuance	$—	49

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

(1)	Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of InterSearch Group, Inc. and its wholly-owned subsidiaries which consist of Walnut Ventures, Inc. (“Walnut”), InterSearch Corporate Services, Inc. (“ICS”), La Jolla Internet Properties, Inc. (“La Jolla”), Internet Revenue Services, Inc. (“IRS”), Overseas Internet Properties, Inc. (“Overseas”), Dotted Ventures, Inc. (“Dotted”), and Banks.com, Inc. (“Banks”), collectively, the “Company”.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions of Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or for any other period. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”).

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

Dotted owns an ICANN accredited domain Registrar business that allows the Company to continue to build out its service offering in and around domain portfolio management.

Banks was incorporated solely for the purpose of effecting a change in the Company’s name to “Banks.com, Inc.” The Company expects the name change to become effective on or after November 27, 2007, at which time Banks will be dissolved.

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

The Company established the 2004 Equity Incentive Plan (the “2004 Plan”) for employees and non-employee directors of the Company and reserved 1,531,624 shares of common stock for the 2004 Plan. As of December 16, 2005, the Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”). This termination did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan. Any Company employee, director, officer, consultant or advisor is eligible to receive an award under the 2005 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the board of directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock available to be granted under the 2005 Plan. At September 30, 2007, 222,953 shares remained available for grant. However, as discussed in Note (9), the available shares are expected to increase to 1,022,953 on or after November 27, 2007.

Both incentive stock options and nonqualified stock options can be granted under the equity incentive plans. The exercise price of the stock options is determined by the board of directors at the time of grant, but can not be less than the fair market value of the common stock on the date of grant. The standard vesting schedule for stock options issued under the plans occurs over a four year period. The stock options must be exercised within ten years from the date of grant.

A summary of the stock option activity in the Company’s equity incentive plans is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,612,500	$1.24
Granted	1,045,000	2.56
Forfeited	(455,470)	1.62
Exercised	(162,246)	0.51

Outstanding at September 30, 2007	2,039,784	$1.89	8.8 years	$307

Exercisable at September 30, 2007	746,308	$1.41	8.2 years	$215

The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $82,000 and $274,000 respectively, compared to $96,000 and $109,000 respectively for the same periods in 2006. There was no tax benefit recognized for the incentive stock options exercised in any of these periods. At September 30, 2007, the Company had 1,293,476 unvested stock options outstanding and there was $1.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through August 31, 2011. The total fair value of shares vested and recognized as compensation expense was $158,000 and $554,000 for the three and nine months ended September 30, 2007, respectively, compared to $66,000 and $163,000 respectively for the same periods in 2006. The associated income tax benefit recognized was $23,000 and $127,000 in the three and nine months ended September 30, 2007, respectively, compared to $15,000 and $36,000 respectively for the same periods in 2006.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2)	Significant Accounting Policies, Continued

Stock Compensation, Continued. The fair value of each option granted for the three and nine months ended September 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2007	2006
Risk-free interest rate	4.25%	5.36%
Dividend yield	—	—
Expected volatility	46%	27%
Expected life in years	6.25	6.25

Grant-date fair value of options issued during the period	$86	$262
Per share value of options at grant date	$0.96	$0.62

	Nine Months Ended September 30,
	2007	2006
Risk-free interest rate	3.625% - 4.75%	4.61% - 5.36%
Dividend yield	—	—
Expected volatility	46% - 49%	27% - 34%
Expected life in years	5 - 6.25	6.25

Grant-date fair value of options issued during the period	$1,319	$541
Per share value of options at grant date	$0.96 - $1.59	$0.65

As part of its adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the SEC to determine the estimated life of stock options issued subsequent to the adoption of SFAS 123(R). Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility of certain peer companies. The risk-free rate is based on the U.S. Treasury Strips with similar expected lives at the time of grant. The dividend yield is based on the Company’s history and expectation of dividend payments.

(3)	(Loss) earnings Per Share

Basic (loss) earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share for the nine months ended September 30, 2007 and 2006 and the three months ended September 30, 2006 is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. These amounts were excluded from the calculation for the three months ended September 30, 2007 as their effect is anti-dilutive. Loss (earnings) per common share have been computed based on the following:

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3)	(Loss) earnings Per Share, Continued

	Three Months Ended September 30,
	2007			2006
	Loss	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net (loss) earnings available to common stockholders	$(533)	24,855,595	$(.02)	$80	25,002,563	$—
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	—		—	429,068
Incremental shares from assumed conversion of warrants	—	—		—	2,000,391

Diluted:
Net (loss) earnings available to common stockholders and assumed conversions	$(533)	24,855,595	$(.02)	$80	27,432,022	$—

	Nine Months Ended September 30,
	2007			2006
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net earnings available to common stockholders	$2,438	24,972,647	$.10	$3,141	25,149,681	$.12
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	—		—	454,853
Incremental shares from assumed conversion of warrants	—	3,027,727		—	1,991,899

Diluted:
Net earnings available to common stockholders and assumed conversions	$2,438	28,000,374	$.09	$3,141	27,596,433	$.11

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3)	(Loss) earnings Per Share, Continued

For the three and nine months ended September 30, 2007, the following options were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price:

Number of Outstanding Options	Exercise Price	Expiration Date
90,000	$1.88	2017	*
210,000	$2.34	2017
205,000	$2.50	2017
170,000	$2.51	2017
30,000	$2.55	2017
250,000	$3.10	2017
* Applies to the three month period only

(4)	Warrants

At September 30, 2007, outstanding warrants to purchase the Company’s common stock were as follows:

Number of Common Stock Warrants	Exercise Price	Expiration Date
39,063	$1.60	October 7, 2010
477,000	$1.60	July 20, 2011
5,311,559	$1.20	September 29, 2010
499,813	$0.80	September 29, 2010

6,327,435

(5)	Income Taxes

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

The Company has authorized 5,000,000 shares of preferred stock. As of September 30, 2007, the Company has no outstanding shares of preferred stock.

(continued)

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(7)	Notes Payable

In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes due 2011 in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60 (the “Warrants”). The Warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which in aggregate totaled approximately $1.3 million consisting of debt issuance cost of $806,000 and debt discount of $483,000. The debt issuance costs and debt discount are amortized over the term of the Notes using the effective interest method. The Notes issued by the Company are secured by first lien on all assets of tax-related internet domains, including www.irs.com, and a second lien on all other assets of the Company, subordinated to the lien on all other assets of the Company’s senior lender, Silicon Valley Bank. Prior to maturity, the Notes (i) will be interest-only for the first two years; (ii) will amortize 20% of the principal amount in year three; will amortize 25% of the principal amount in year four; and (iii) will amortize the remainder of the principal amount in year five, with payments of principal, as applicable, and interest due monthly. The Notes can be prepaid by the Company in whole or in part in any amount greater than $100,000 at any time without penalty. The note holders will have the right to accelerate repayment of the Notes if, among other things, the Company does not meet certain financial ratios per the agreement as of the last day of any fiscal quarter.

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

(9)	Subsequent Events

On September 28, 2007, the Company’s board of directors approved an amendment to the Company’s Amended and Restated Articles of Incorporation to change the name of the Company to “Banks.com, Inc.” (the “Charter Amendment”). On October 18, 2007, the board of directors also approved an increase in the maximum number of shares of common stock reserved for issuance under the 2005 Plan to 2,544,124 shares of common stock (the “Plan Increase”). A preliminary Information Statement on Schedule 14C was filed with the SEC to disclose the proposed corporate name change and Plan Increase. On November 2, 2007, the holders of 86.35% of the Company’s outstanding shares of common stock approved the Charter Amendment and the Plan Increase pursuant to a written consent. A definitive Information Statement on Schedule 14C was filed with the SEC on November 5, 2007 and subsequently mailed to the Company’s shareholders of record as of October 8, 2007. The Company anticipates the Charter Amendment and Plan Increase will be effective on or after November 27, 2007.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2007, and for the three and nine month periods ended September 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

InterSearch Group, Inc.

San Francisco, California:

We have reviewed the accompanying condensed consolidated balance sheet of InterSearch Group, Inc. and Subsidiaries (the “Company”) as of September 30, 2007, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006, and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine month periods ended September 30, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company’s management.

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
November 5, 2007

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. This section of this Quarterly Report contains forward–looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward–looking statement for many reasons, including those described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”). The risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

OVERVIEW

We primarily provide Internet search services that facilitate access to relevant information on the Internet. Our Internet search services enable businesses to increase their online transactions through targeted online advertising to Internet users in response to their keyword search queries.

We review our operations based on both our financial results and non–financial measures. Among the key financial factors upon which management focuses in reviewing performance are revenue–per–click and cost–per–click, which for the nine months ended September 30, 2007 were approximately $0.27 and $0.10, respectively, compared to approximately $0.23 and $0.08, respectively for the nine months ended September 30, 2006. When an Internet user clicks–through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. We currently depend, and expect to continue to depend in the near future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. Our advertising network partners, Yahoo! Search Marketing and Ask.com, formerly known as Ask Jeeves, together represented approximately 85% and 70% of our revenues for the nine months ended September 30, 2007 and 2006, respectively. A significant reduction in click–throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest expense is traffic acquisition costs, which consists primarily of revenue–sharing payments to our distribution network partners for access to their online user traffic. We are striving to decrease our cost–per–click by increasing the number of proprietary web properties that we own and manage. When Internet users access our owned or managed websites through direct navigation, it reduces our payments to distribution network partners.

The key non–financial measure that management reviews is number of click–throughs on advertiser listings, we call “paid clicks”, which for the nine months ended September 30, 2007 and 2006 were approximately 84 million and 72 million, respectively. Our revenue growth depends, in part, on our ability to increase the number of paid clicks on the sponsored listings of our advertising network partners and direct advertisers displayed on our distribution network. We intend to expand and diversify our proprietary traffic sources, specifically by increasing our presence in the direct navigation market and increasing the number of other proprietary web properties that we own and manage.

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

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Recent Developments

The application of new and existing laws and regulations to the Internet or other online services, could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The TaxPayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 amends Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. We own the Internet domain address www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. The passage of H.R. 1677 into law in its current form could adversely affect our use of our Internet domain address www.irs.com as well as our overall operations. However, we believe that it is premature to assess the impact of H.R. 1677 on our business, as the passage of this bill into law in its identical form is currently too speculative. In the event H.R. 1677 becomes law in its current form, we intend to be diligent in our communications with the Internal Revenue Service in an effort to mitigate any potential negative effects of such legislation.

On September 28, 2007, our board of directors approved an amendment to our Amended and Restated Articles of Incorporation to change the name of our company to “Banks.com, Inc.” (the “Charter Amendment”). A preliminary Information Statement on Schedule 14C was filed with the SEC to disclose the proposed corporate name change. On November 2, 2007, the holders of 86.35% of our outstanding shares of common stock approved the Charter Amendment pursuant to a written consent. A definitive Information Statement on Schedule 14C was filed with the SEC on November 5, 2007 and subsequently mailed to our shareholders of record as of October 8, 2007. We anticipate the Charter Amendment will be effective on or after November 27, 2007.

Business Segments

We had no reportable segments for the quarter ended September 30, 2007 and as such, prior year amounts were reclassified for comparability purposes.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of Internet usage. As is typical in our industry, the second and third quarters of the calendar year generally experience relatively lower usage than the first and fourth quarters. It is generally understood that during the spring and summer months of the year, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. In addition, we expect that the business associated with the website www.irs.com will continue to cause our revenues to be largely seasonal in nature, with peak revenues occurring during the tax filing season of January through April. Therefore, our quarterly results should not be relied upon as indicative of results for the entire fiscal year.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth information for the three and nine months ended September 30, 2007 and 2006 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Statements of Operations Data:
Revenues	$5,102	4,816	23,110	19,272

Cost of revenues	2,489	2,493	9,101	7,377
Sales and marketing	629	188	1,121	689
General and administrative	2,491	1,766	7,818	5,624

Total expenses	5,609	4,447	18,040	13,690

(Loss) earnings from operations	(507)	369	5,070	5,582
Interest expense	296	210	890	246
Loss on derivate instrument	—	—	—	19

(Loss) earnings before income taxes	(803)	159	4,180	5,317
Income taxes (benefit)	(270)	79	1,742	2,176

Net (loss) earnings	$(533)	80	2,438	3,141

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100%	100%	100%	100%

Cost of revenues	49	52	39	38
Sales and marketing	12	4	5	4
General and administrative	49	37	34	29

Total expenses	110	93	78	71

(Loss) earnings from operations	(10)	7	22	29
Interest expense	6	4	4	1

(Loss) earnings before income taxes	(16)	3	18	28
Income taxes (benefit)	(5)	1	8	11

Net (loss) earnings	(11)	2	10	17

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue. Revenue increased 6% from $4.8 million for the three months ended September 30, 2006 to $5.1 million for the same period in 2007. This increase is attributable to an increase in traffic to our proprietary websites through a combination of efforts in Search Engine Marketing (“SEM”), or Internet advertising, and Search Engine Optimization (“SEO”), or improving algorithmic search rankings.

Cost of Revenue. Although revenue increased 6%, cost of revenue remained constant at $2.5 million for the three months ended September 30, 2006 and 2007. This is primarily the result of higher margins derived from proprietary traffic as we continue to focus our resources on generating traffic to our proprietary web properties though SEM, SEO, and the direct navigation market which typically yields higher margins.

Sales and Marketing. Sales and marketing expense increased from $188,000 for the three months ended September 30, 2006 to $629,000 for the same period in 2007. This increase of $441,000 is mainly attributable to additional sales staff, and severance costs.

General and Administrative. General and administrative expenses increased 41% from $1.8 million for the three months ended September 30, 2006 to $2.5 million for the same period in 2007. The increase is due primarily to an increase in technology infrastructure costs of $222,000, an increase in personnel and benefit costs of $124,000, an increase in stock compensation expense of $121,000, an increase in depreciation and amortization of $93,000, and an increase in professional fees of $90,000. The increases from an overall standpoint were necessary to support continued growth in operations. We expect that our general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company, such as professional fees and insurance.

Interest Expense. Interest expense was $210,000 for the three months ended September 30, 2006 compared to $296,000 for the same period in 2007. This 41% increase in interest expense is related to the sale of 13.50% notes in July 2006 in the aggregate principal amount of $7.0 million (the “Notes”).

Income Taxes. Income tax expense was $79,000, an effective tax rate of 50%, for the three months ended September 30, 2006 compared to a $270,000 benefit, an effective tax rate of 34%, for the same period in 2007. This decrease is primarily a result of a decrease in our pretax earnings from $159,000 for the three months ended September 30, 2006 compared to pretax loss of $803,000 for the three months ended September 30, 2007. The statutory effective tax rate is approximately 40%. Differences from the statutory effective tax rate result from permanent tax differences.

Net (Loss) Earnings. As a result of the foregoing, net loss for the three months ended September 30, 2007 was $533,000 or $0.02 per basic and diluted share compared to net earnings of $80,000 or $0.00 per basic and diluted share for the same period in 2006.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue. Revenue increased 20% from $19.3 million for the nine months ended September 30, 2006 to $23.1 million for the same period in 2007. This increase is attributable to an increase in traffic to our proprietary websites through a combination of efforts in SEM and SEO.

Cost of Revenue. For the nine months ended September 30, 2006 cost of revenue was $7.4 million and increased to $9.1 million for the same period in 2007. This 23% increase is primarily attributable to additional traffic acquisition costs and is commensurate with our efforts to increase revenue during the period.

Sales and Marketing. Sales and marketing expense increased from $689,000 for the nine months ended September 30, 2006 to $1.1 million for the same period in 2007. This increase of $432,000 is mainly attributable to additional sales staff, and severance costs.

General and Administrative. General and administrative expenses increased 39% from $5.6 million for the nine months ended September 30, 2006 to $7.8 million for the same period in 2007. The increase is due primarily to an increase in technology infrastructure costs of $781,000, an increase in stock compensation expense of $420,000, an increase in personnel and benefit costs of $303,000, an increase in depreciation and amortization of $300,000, and an increase in professional fees of $178,000. The increases from an overall standpoint were necessary to support continued growth in operations. We expect that our general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company, such as professional fees and insurance.

Interest Expense. Interest expense was $246,000 for the nine months ended September 30, 2006 compared to $890,000 for the same period in 2007. The increase in interest expense is related to the sale of 13.50% notes in July 2006 in the aggregate principal amount of $7.0 million.

Income Taxes. Our provision for income taxes was $2.2 million, an effective tax rate of 41%, for the nine months ended September 30, 2006 and decreased to $1.7 million, an effective tax rate of 42%, for the same period in 2007. This decrease is primarily a result of a decrease in our pretax earnings from $5.3 million for the nine months ended September 30, 2006 compared to pretax earnings of $4.2 million for the nine months ended September 30, 2007. The statutory effective tax rate is approximately 40%. Differences from the statutory effective tax rate result from permanent tax differences.

Net Earnings. As a result of the foregoing, net earnings for the nine months ended September 30, 2007 was $2.4 million or $0.10 per basic and $0.09 per diluted share compared to net earnings of $3.1 million or $0.12 per basic and $0.11 per diluted share for the same period in 2006.

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our growth primarily through operations and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of September 30, 2007, we had $1.8 million in cash as compared to $347,000 at December 31, 2006.

We have a revolving line of credit with Silicon Valley Bank, which allows borrowings up to $1.25 million. The facility bears interest at 8.50% and requires the payment of a collateral handling fee ranging from 0.1% to 0.25% per month of financed receivables. As of September 30, 2007, we had no outstanding balance under this credit facility.

In July 2006, we completed the sale of the Notes, together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60 (the “Warrants”). The Warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which totaled approximately $1.3 million.

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

INTERSEARCH GROUP, INC. AND SUBSIDIARIES

Cash Flows for the Nine Months Ended September 30, 2007

Net cash provided by operating activities for the nine months ended September 30, 2007 was $3.4 million consisting primarily of net earnings of $2.4 million, increased by depreciation and amortization of $1.1 million, stock compensation expense of $583,000, and a decrease in accounts receivable of $659,000, partially offset by a decrease in accounts payable of $1.2 million.

Net cash used in investing activities for the nine months ended September 30, 2007 of $1.1 million primarily was for the purchase of internet domains.

Net cash used in financing activities for the nine months ended September 30, 2007 was $861,000. This is primarily attributable to the net decrease in our credit facility of $518,000 and the purchase of our common stock for $750,000, pursuant to stock repurchase agreements with three of our executive officers, partially offset by proceeds from exercise of common stock warrants and options. As of September 30, 2007 we did not have an outstanding principal balance on our credit facility.

Cash Flows for the Nine Months Ended September 30, 2006

Net cash provided by operating activities for the nine months ended September 30, 2006 was $3.5 million consisting primarily of net earnings of $3.1 million increased by amortization of $722,000 and decreased by $300,000 in deferred revenue, both as a result of the acquisition of the domain www.irs.com.

Net cash used in investing activities for the nine months ended September 30, 2006 of $2.6 million primarily was for the purchase of internet domains and the establishment of a data warehouse system.

Net cash used in financing activities for the nine months ended September 30, 2006 was $761,000. This is primarily attributable to the net effect of refinancing of our debt to a long-term note payable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

INTERSEARCH GROUP, INC.

November 14, 2007	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2007	By	/s/ Gary W. Bogatay, Jr.
Gary W. Bogatay, Jr.
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)