Form 10KSB
period 2007-12-31
Banks.com, Inc.
filed 2008-03-31
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number: 001-33074

BANKS.COM, INC.

(Name of small business issuer in its charter)

Florida	59-3234205
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 Kearny Street, Suite 550 San Francisco, California	94108
(Address of Principal Executive Offices)	(Zip code)

Issuer’s Telephone Number, Including Area Code: (415) 962-9700

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

The issuer had revenues of $27,763,000 in the fiscal year ended December 31, 2007.

The aggregate market value of the common stock, par value $.001 per share (“Common Stock”) held by non-affiliates of the registrant (assuming for these purposes, but without conceding that all executive officers, directors and greater than 5% shareholders are “affiliates” of the registrant) as of March 24, 2008 was approximately $2,748,235 based upon the last sale price for the Common Stock on the American Stock Exchange on such date.

The number of shares of the registrant’s Common Stock outstanding as of February 29, 2008 was 25,479,932.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10KSB to the extent stated herein.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

BANKS.COM, INC.

FORM 10-KSB-ANNUAL REPORT

For the Fiscal Year Ended December 31, 2007

PART I

When reading this Annual Report on Form 10-KSB, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-KSB, including the sections entitled “Description of Business,” “Description of Property,” “Legal Proceedings,” “Submission of Matters to a Vote of Security Holders,” “Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Security” and “Management’s Discussion and Analysis or Plan of Operation,” and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and growth strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

References herein to “we”, “us” or “our” refer to Banks.com, Inc. and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Item 1.	Description of Business.

Overview

Banks.com, Inc. is a Florida corporation organized in 1994. We are a provider of Internet advertising services that facilitate access to relevant information on the Internet, and offer our customers a variety of online financial services products. Our recent name change to Banks.com, Inc. is representative of our decision to focus on and become a leading provider of targeted traffic in the lucrative financial services vertical of online advertising. In this regard, we intend to continue building a cohesive business around our flagship domain property www.banks.com. Through the Banks.com network, we provide access to current financial content, including financial articles, interest rate tables, stock quotes, stock tracking and financial calculators. We believe that focusing our content in the high-traffic financial services vertical will allow us to provide our advertisers operating in that vertical access to highly relevant traffic.

According to a survey conducted by Pew Internet & American Life, during the months of February and March 2007 approximately 91% of Internet users used Internet search engines to find information. Our network of web properties contains commercially-relevant search terms in select high-traffic categories, including financial services and travel and leisure. Through this network, proprietary search engines and strategic relationships with third party providers of sponsored listings, we deliver vertical and local traffic to advertisers, enabling our business and publishers to monetize this incremental traffic.

During the year ended December 31, 2007, we generated approximately 96% of our revenue from Internet users clicking on sponsored advertisement listings on our owned and managed web properties which we call “paid clicks.” For the year ended December 31, 2007, we generated approximately 103 million paid clicks, as compared to approximately 99 million for the year ended December 31, 2006. With our recent shift in business strategy, we are reevaluating how we measure success to include the number of new customer acquisitions. We anticipate that an increase in customer acquisitions will come at the expense of paid advertiser clicks, but believe a growth in customer acquisition will allow us to build a more sustainable long term business model. Therefore, future comparisons between the number of paid clicks we generate year over year may not be a reliable measure of the success of our business when taken in isolation.

Our acquisitions constitute an important part of our corporate history and reflect our growth strategy:

•

In October 2004, we acquired InterSearch Corporate Services, Inc. (f/k/a Corporate Consulting Services, Inc.), a provider of Internet and technology, training and consulting services to companies primarily in the financial services industry;

•

In December 2004, we acquired Walnut Ventures, Inc., a provider of paid search services. Through the Walnut Ventures acquisition, we acquired our Internet advertising services business, which includes an in-house sales force and a portfolio of Internet domain names, revenue-generating contracts and technology and systems for the operation of our Internet advertising services business;

•

In February 2005, we acquired La Jolla Internet Properties, Inc., an owner and operator of web properties. In addition to acquiring revenue-producing domain names, our acquisition of La Jolla Internet Properties enables us to provide business customers with web property development and search engine optimization services;

•	In January 2006, we acquired Dotted Ventures, Inc., an ICANN accredited domain Registrar.

•

Between September 2005 and July 2007, we acquired the following web properties: www.irs.com, www.banks.com, www.camps.com, www.summercamp.com, www.greatcruises.com, www.looksearch.com, www.look.com and www.mybanks.com, among others. These acquisitions reflect our strategy to expand our business by acquiring web properties in select high-traffic Internet commerce categories.

Recent Developments

Our overall business is evolving as a result of our change in strategic direction, as well as the changing dynamics within the online advertising industry. With these shifts, we have taken proactive measures to upgrade our traffic quality and conversion standards, as well as exiting some low margin business lines that no longer fit with our go forward strategy, such as domain parking (ParkingDots®) and the desktop space. We have also taken measures to mitigate our reliance on advertising network partners by transitioning toward a primary revenue strategy of customer acquisition, proprietary financial services and expanding our direct advertiser base, with third party advertising networks being utilized to augment those revenue streams. The largest providers of online search and advertising, primarily Google and Yahoo! Search Marketing, have also upgraded their traffic conversion standards and algorithms. As a result of this transition of our business model, industry trends, the expiration of our contracts with Yahoo! Search Marketing in June 2008, and our contract with Ask.com being modified to terminate their license to distribute third party results to us, we expect an adverse affect on our business. We are now focused on the financial services vertical of online advertising through our network of financial sites including www.banks.com and www.irs.com.

In connection with our aforementioned change in business strategy, we acquired certain assets of Online Investments, Inc., a financial services holding company, in January 2008. Included in this acquisition were the web properties www.mystockfund.com and www.mystockfundkids.com, and all of the issued and outstanding securities of MyStockFund Securities, Inc., an online broker/dealer offering a variety of financial services products. The purchase price for these assets consisted of $755,000 in cash plus 358,226 shares of common stock, subject to certain adjustments as defined in the agreement governing the transaction.

Our Go-Forward Growth Strategy

Our primary objective is to be a leader in the Internet advertising industry, with a focus on the financial services vertical. In order to achieve this objective, we intend to continue to grow our business organically and through acquisitions with a view to capitalizing on the continued growth trend associated with Internet advertising.

Key elements of our strategy include the following:

•

Maximize Revenue Potential of Our Web Properties. After we acquire a web property, we implement numerous initiatives to increase our proprietary web traffic, including search engine optimization, social networking and online and offline marketing activities in an effort to increase the search traffic to those sites. We also endeavor to increase the associated revenues from our web properties by adding relevant content through our advertising network relationships, developing additional relationships with direct advertisers, or some combination of these.

•

Expand Our Direct Advertiser Base. We have a direct sales force that is focused on expanding the number of direct advertisers on our web properties. Our Internet advertising products consist of keyword-targeted and display ads on our web properties that will typically appear more prominently as compared to the sponsored listings and display ads from our third-party providers. Our sales efforts generally include direct marketing and trade show attendance and sponsorship.

•

Expand the Content of Our Web Properties Across Our Financial Services Portfolio. We measure factors such as traffic, page views per visitor, prices per click and time spent by users on our sites as indicators of the relevance in the content on our web properties. We are focused on enhancing the content and relevancy of the web properties across our financial services portfolio, which we believe will drive the improvement of our operating metrics as well as a measureable increase in revenue and gross profit.

•

Increase Customer Acquisition. We believe customer acquisition and customer retention are important components to the successful development of our business. As we expand the content on our web properties, we have developed opportunities to acquire and retain new customers through several different products, including, our white label tax service on www.irs.com and investment services offered through our subsidiary MyStockFund Securities, Inc. We believe that increased customer acquisition will have both a tangible and intangible impact on the business through increased revenues and growing brand loyalty.

•

Continue Building Our Web Analytics and Marketing Capabilities. We are analyzing opportunities to leverage search data gathered from our web properties by implementing an enterprise-wide data warehouse. Among other things, we believe the information derived from this data warehouse will allow us to maximize the results derived from our sponsored listings by analyzing historical search patterns to determine optimal placement for sponsored listings on our web properties. In addition, we believe the data warehouse will improve our ability to evaluate the performance of a web page layout. We will continue to analyze opportunities to expand our Internet advertising services on a cost-effective basis.

•

Monitor the Quality and Relevance of Traffic on Our Network. We maintain a stringent set of standards for quality and relevance of traffic in order to ensure a high value proposition for our advertisers. Our internal controls allow us to detect, isolate, and terminate questionable sources of traffic. As part of our ongoing initiative to identify and eradicate such traffic, we will continue to use the information gathered from our proprietary data warehouse and third party quality protection tools and aggressively monitor the quality and relevance of traffic on our network. With increased traffic quality, we expect to be able to strengthen our relationships with our current advertising network partners and attract marquee direct advertisers.

•

Acquire Additional Web Properties. A key component of our growth strategy is to make selective acquisitions of web properties containing commercially-relevant search terms in the high-traffic financial services vertical. Through the operation of our web properties, we gain valuable information about search traffic patterns, which we then use to target the web properties that we believe will be best suited to our business model. By expanding our portfolio of web properties, we will create additional opportunities to acquire new customers and receive searches and respond with sponsored listings, thereby increasing our revenues.

Industry Overview

The Internet and Online Commerce

The Internet’s development into a significant global medium for communication, content and commerce has led to substantial growth in online shopping. According to the United States Department of Commerce, U.S. online retail sales in 2007 were approximately $136.4 billion, an increase of approximately 19% from 2006. As use of the Internet to research and purchase products and services increases, businesses are seeking ways to more effectively reach consumers online. As a result, both online and traditional retail businesses are increasingly using the Internet to advertise their products and services. Forrester Research, Inc. estimates that spending for online search marketing will increase to $25 billion by 2012. In addition, financial services is the second largest online advertising segment, spending $2.7 billion dollars in 2006, up 79% from 2005’s spend of $1.5 billion according to the Interactive Advertising Bureau.

The advertising industry, and specifically online advertising, is evolving to meet the increasing online demands of both consumers and businesses. The high-traffic financial services vertical reflects one of the most significant growth opportunities in the online advertising industry. According to the Interactive Advertising Bureau, total online ad spend in the financial services vertical increased 79% year over year between 2005 and 2006, compared to an overall increase of 35% for all online ad spend. And according to eMarketer, online ad spend by financial services firms is expected to grow at a compound annual growth rate of 18% through 2010. We expect to leverage these favorable market trends through our Banks.com network.

Paid Search Advertising

Paid search or pay-per-click advertising displays advertisers’ product and service listings to online consumers in response to their keyword search queries. This feature gives advertisers the ability to target their online advertisements to individuals with specific and immediate interests in their products or services. These pay-per-click listings are generally ordered in the search results based on the amount the advertisers pay for the targeted listing. Because advertisers pay only when an Internet user actually clicks-through on the advertiser’s listing, pay-per-click advertising allows online advertisers to accurately measure the effectiveness and response rates of advertisements and adjust their advertising campaigns accordingly. If necessary, advertisers can change listings rapidly and cost-effectively in response to information, such as consumer behavior, product pricing or product availability. Traditional forms of advertising, such as television and radio, are not targeted to consumers who have demonstrated an interest in the advertised product or service like pay-per-click advertising. In addition, traditional forms of advertising do not permit quick and accurate measurement of their effectiveness. Consequently, we believe that Internet advertising generally, and pay-per-click advertising in particular, will continue to grow as consumers become increasingly confident that they can find comprehensive product information and securely conduct transactions online. According to Forrester Research, search engine marketing (SEM) spending will increase from approximately $4.5 billion in 2007 to $10.1 billion in 2012.

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

Our Services and Products

Our Internet advertising services are designed to enable advertisers to sell their products and services online to a large base of potential, targeted customers through our distribution network which consists of search engines and selected web properties. We currently provide these services through our operating subsidiaries Walnut Ventures, La Jolla Internet Properties and Internet Revenue Services. Through the development of our flagship web property www.banks.com, we offer online users a preeminent online consumer banking one-stop marketplace built around a domain name that is synonymous with that offering. Users can find information on a broad range of financial products and services, from mortgages and financial calculators to tax preparation and stock brokerage services. The Banks.com network also features a wealth of resources and advice on personal finance topics in a convenient user format. We also provide professional and technical solutions to the financial services industry through our operating subsidiary InterSearch Corporate Services, Inc.

Internet Advertising Services

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

In connection with our change in business strategy, we began to aggregate all of our traffic from the financial services vertical through the Banks.com network. Though this portal and our other web properties, we provide direct advertisers with highly motivated and relevant traffic. We typically collect revenue from our direct advertisers based on one of the following three methods: (1) “CPM”, or “cost per thousand impressions,” whereby the direct advertiser pays us for each 1,000 impressions to an advertisement listed on one of our web properties; (2) “CPC”, or “cost per click,” whereby the direct advertiser pays us each time a user clicks on an advertisement listed one of our web properties; and (3) “CPA”, or “cost per acquisition,” whereby the direct advertiser pays us for each customer acquisition.

In order to leverage the highly motivated and relevant traffic throughout the Banks.com network, we also integrated our adCenter to promote direct advertiser relationships with inherently higher margins for relevant traffic and sales leads.

Product Offerings on the Banks.com Network

Banks.com is a leading financial services portal containing a unique breadth and depth of products and services. Through the Banks.com network, we bring users and subscribers the most relevant financial information on the web and provide free tools to assist visitors with financial decision-making. Banks.com is an online consumer finance marketplace aggregating information on a broad range of products and fees including: mortgages, taxes, credit cards, auto loans, college financing, debt management, retirement, and more. The web property features a wealth of resources and advice on personal finance topics in a convenient user format. Also included on the site is an expansive array of popular financial calculators, a side-by-side credit card comparison tool which allows users to search for cards by category, preview the terms of certain cards and apply online directly from the site and a library of useful articles and blogs, providing users with insight into pertinent topics. We recently added consumer-facing video content, including market updates and general business news as well as a local search initiative that will allow users to browse a comprehensive directory to identify and compare local and regional banks, mortgage service providers, and real estate professionals.

Our addition of www.mybanks.com to the Banks.com network also provides a platform for personalized user pages, allow visitors to monitor their investment portfolios, track and analyze personal income and expenses, and detail important personal financial metrics. We expect that the site will host user generated content on a variety of financial topics and provide customers with an opportunity to share investment advice and ideas with each other, and discuss their experience with various financial products. Most recently, we added an online brokerage service through MyStockFund.com whereby customers utilize an intuitive financial platform. MyStockFund.com offers fractional share investing and dollar cost averaging to build a diversified portfolio in stocks, index funds and bond funds without incurring the high fees and trading costs of traditional brokerage firms.

Corporate Services

Through our InterSearch Corporate Services, Inc. subsidiary we provide Internet technology professional services in the areas of information technology, staffing and consulting to companies primarily in the financial services industry, including Charles Schwab, Wells Fargo and LPL Financial Services. We endeavor to provide clients with qualified individuals on a contractual basis with the appropriate skills and experience to service their needs.

Our Advertiser Network

Advertiser listings displayed on our distribution network are derived from our advertising network partners and direct advertisers on certain of our web properties, including, www.banks.com and www.irs.com.

Our advertising network partners currently consist of leading search engines, including Yahoo! Search Marketing and Ask.com. Paid search engines, such as these, partner with us in order to gain access to our distribution network for their advertisers. Access to search requests on our distribution network increases the potential for paid click revenue because their advertisers’ listings are distributed in response to a larger number of search queries. Generally, our arrangements with our advertising network partners provide that we receive a fixed percentage of their advertising revenue per paid click. Yahoo! Search Marketing and Ask.com were our largest advertising network partners, together accounting for approximately 86% and 75% of our total revenue for the years ended December 31, 2007 and 2006, respectively. As previously disclosed, our relationship with Yahoo! Search Marketing will expire in June 2008 and the terms of our agreement with Ask.com have been modified to eliminate the distribution of third party search results. While the expiration and modification of these contracts has adversely impacted our operations, we have existing contractual relationships with other advertising network partners and are taking proactive measures to both expand those relationships and develop new partnerships with alternative providers of online search and advertising.

In late 2007, we shifted our focus to enhancing the content on our marquee properties in the financial services vertical. While we continue our search engine marketing efforts, we have increased our focus on sales and marketing efforts to reach out to the leading direct advertisers in the financial services vertical.

Our Distribution Network

Our distribution network consists of search engines and our web properties, including, www.banks.com and www.irs.com, www.look.com, www.camps.com, and www.summercamp.com. When a consumer initiates an Internet search on our search engine or on one of our web properties, we deliver relevant listings from our advertising network partners or our direct advertisers. In most cases, when a user clicks on one of these advertisements, we receive a pay-per-click fee. During the year ended December 31, 2007, we received approximately 103 million paid clicks from our distribution network, as compared to approximately 99 million for the year ended December 31, 2006.

Many parties that own Internet web properties would like to develop effective programs for generating revenue from online advertisers, but do not have the time or resources. In partnership with web property owners through our ParkingDots® business, we managed their web properties and developed effective programs for generating revenue from online advertisers through the application of SEM and search engine optimization (SEO) services. We received revenue from our advertising network partner when an Internet user clicked-through on an advertiser’s listing displayed on one of our managed web properties. We then shared a portion of that revenue with the website owner. Historically, our ParkingDots® business, while a pipeline for potential domain acquisitions, has proven to be a low margin business. With our recent shift in business strategy, we have exited the domain parking business to focus on higher margin financial services vertical.

Internet users can navigate our web properties in various ways, including direct navigation. For example, an online user who is specifically interested in obtaining information about tax-related goods and services may enter www.irs.com via direct navigation through the web address bar of their Internet browser. Once the user has arrived at the web property they will find relevant product listings and information. As the user finds relevant information and clicks on a particular listing, we typically receive a pay-per-click fee, which we call a paid click, or we may share in revenues generated by the sponsored listing.

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

Competition

Internet Advertising Services

EMarketer forecasts that online advertising should grow from $21.4 billion in 2007 to $42 billion by 2011. However, despite the expected growth possibilities, the Internet advertising market is expected to remain intensely competitive. We believe that the principal competitive factors in our market are network size, revenue sharing arrangements, services, convenience, accessibility, customer service, quality of search tools, reliability and speed of fulfillment of paid search listings across the Internet infrastructure.

Nearly all of our competitors have longer operating histories, larger distribution networks, greater brand recognition and significantly greater financial, marketing and other resources than we do. Although we partner with some of the most predominant search engines to provide paid search results on our distribution networks, we also compete with those search engines for Internet search traffic. Our primary competitors include Yahoo!, Google, MSN, Ask.com and Marchex. In addition, non-paid search engines are beginning to offer paid search services, and we believe that more competitors will enter into the paid search advertising market. The Internet search industry has also experienced consolidation, including the acquisitions of companies offering paid search services. Industry consolidation may result in larger, more established and well-financed competitors with a greater focus on paid search services. If this trend continues, we may be unable to compete in the paid search market and our financial results may suffer.

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

We are also affected by the competition among destination websites that reach users or customers of search services. In light of our recent decision to focus on the financial services vertical of online advertising, we currently compete for Internet advertising revenues with the personal finance sections of general interest sites such as Bankrate.com, Yahoo! Finance, and TheStreet.com. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as AOL, Google, Microsoft through MSN Search and Yahoo!, through its subsidiaries, dominate online user traffic. The online search industry continues to experience consolidation of major websites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. The major destination websites and distribution providers may have leverage to demand more favorable contract terms, such as pricing, renewal and termination provisions.

Direct Navigation

The direct navigation market is primarily categorized into two parts: (1) web property owners, which are the entities that own the Internet domain and potentially monetize it through performance-based integrations with third parties, including pay-per-click integrations; and (2) web property monetization providers, which are companies that provide the monetization engine for web property owners, including pay-per-click providers. While the availability of a high quality portfolio of multiple Internet domain names is limited and difficult to attain, the barriers to entry in the direct navigation market are also low, as the cost of registering an individual Internet domain name is not significant. We expect competition to intensify as more analysis is conducted on, and more companies enter, the direct navigation market. This could adversely affect our competitive position and relatively small market share in the direct navigation industry.

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

We presently own eight federal trademark registrations, including, PARKING DOTS®, DOTTED VENTURES®, INTERSEARCH® and others related to our web properties. In addition, we have filed six federal trademark applications seeking registration of various trademarks related to our web properties, which are now pending before the United States Patent and Trademark Office. We may claim trademark rights in, and apply for registrations in the United States for a number of other marks.

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

The acquisition of Internet domain names generally is governed by Internet regulatory bodies, predominantly the Internet Corporation for Assigned Names and Numbers (ICANN). The regulation of Internet domain names in the United States and in foreign countries is subject to change. ICANN and other regulatory bodies could establish additional requirements for previously owned Internet domain names or modify the requirements for holding Internet domain names. Recent legislative proposals regarding the misuse of U.S. Department of Treasury names and symbols may affect our ability to use the domain name www.irs.com, an acronym commonly associated with the Internal Revenue Service, a division of the U.S. department of Treasury. While the ultimate impact of such proposed legislation in its current form is not presently determinable, if enacted such legislation may impact adversely impact our overall operations.

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

There are a growing number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally, some of these proposals apply specifically to paid search businesses and ownership rights of Internet domain properties. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expenses or lost revenue opportunities, and other unforeseen ways.

We anticipate that new laws and regulations affecting us will be implemented in the future. Those new laws, in addition to new applications of existing laws, could expose us to substantial liabilities and compliance costs.

In addition, because our services are available over the Internet in multiple states, certain states may claim that we are required to qualify to do business in such state. Currently, we are qualified to do business only in the States of Florida, California, Pennsylvania and New York. Our failure to qualify to do business in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could harm our business and results of operations.

As part of our initiative to make www.banks.com a preferred destination for personal finance and consumer banking, we have focused our efforts on enhancing the content and usability of the site. In January 2008, we acquired MyStockFund Securities, Inc., a broker-dealer registered with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, and a member of a self-regulatory organization, the Financial Industry Regulatory Authority (“FINRA”). Broker-dealers are subject to federal and state laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, minimum net capital requirements, record-keeping and retention, anti-money laundering, privacy laws, and the conduct of their directors, officers, employees and other associated persons. Violations of the federal and state laws and regulations governing a broker-dealer’s actions could result in civil and criminal liability and administrative liability in the form of censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

Employees

As of February 29, 2008 we had 36 employees, including, 34 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We are not involved in any legal proceedings other than routine litigation arising in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe the results of such litigation would have a material adverse effect on our business, financial condition or results of operations. However, should such litigation arise, defending such proceedings could be costly and may result in the diversion of managements attention.

Item 4.	Submission of Matters to a Vote of Security Holders.

Two matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2007. The first matter was an amendment to our Amended and Restated Articles of Incorporation to change our corporate name to “Banks.com, Inc.” (the “Charter Amendment”) and the second matter was an increase in the maximum number of shares of Company common stock reserved for issuance under the InterSearch Group, Inc. 2005 Stock Incentive Plan to 2,544,124 shares of common stock (the “Plan Increase”), as reflected in the Amended and Restated 2005 Equity Incentive Plan.

Our Board approved resolutions authorizing (i) us to file the Charter Amendment with the Florida Department of State and (ii) the Plan Increase, each subject to the approval of our shareholders. In order to adopt the Charter Amendment and the Plan Increase, the holders of a majority of our outstanding shares of common stock had to vote in favor thereof. On November 2, 2007, the holders of 86.35% of our outstanding shares of common stock (the “Majority Holders”) approved the Charter Amendment and the Plan Increase pursuant to a written consent.

Pursuant to Section 607.0704 of the Florida Business Corporation Act (the “FBCA”), we were required to provide notice of the taking of any corporate action without a meeting by less than unanimous written consent to those shareholders who had not consented in writing, including those who were not entitled to vote on the action. Therefore, we filed an Information Statement on November 5, 2007 to fulfill our statutory obligations under the FBCA.

Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended, the actions described in the Information Statement could not be effected until at least twenty (20) days after the Information Statement was mailed to our shareholders. The Information Statement was first mailed on or about November 7, 2007 to the holders of record of the outstanding shares of our common stock on October 8, 2007 (the Record Date) who did not consent to the actions in writing. Therefore, the Charter Amendment and the Plan Increase were effective on November 27, 2007, twenty (20) calendar days after the initial mailing of the Information Statement.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

As of October 13, 2006, our shares of common stock trade on the American Stock Exchange (AMEX) and since November 28, 2007, we trade under the symbol “BNX.” From October 12, 2006 through November 28, 2007, our shares of common stock were traded on the AMEX under the ticker symbol “IGO.” From August 31, 2006 to October 12, 2006, our common stock was quoted on the OTC Bulletin Board under the ticker symbol “IGPN.OB.” From October 19, 2005 to August 30, 2006, our common stock was quoted in the over-the-counter market through Pink Sheets LLC, or the pink sheets, under the symbol “IGPN.”

The following table sets forth the high and low bids for the common shares as quoted on the pink sheets or the OTC Bulletin Board and the high and low sales prices for the common shares as reported on AMEX for the periods indicated:

	High	Low
Year Ending December 31, 2007:
First Quarter	$3.30	$2.20
Second Quarter	$2.89	$2.10
Third Quarter	$2.16	$1.15
Fourth Quarter	$1.75	$1.00

Year Ending December 31, 2006:
First Quarter	$5.00	$1.50
Second Quarter	$3.50	$2.30
Third Quarter	$3.50	$2.35
Fourth Quarter	$3.18	$1.80

The quotations in the above table reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Holders

At the close of business on December 31, 2007, there were 24,971,706 outstanding common shares, which were held by approximately 157 shareholders of record.

Dividend Policy

Prior Distributions

The Company has not declared or paid any distributions during the last two fiscal years.

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

Pursuant to our Loan and Security Agreement with Silicon Valley Bank dated December 10, 2004, as amended, we are restricted from paying dividends without the prior written consent of Silicon Valley Bank. We are subject to similar restrictions and consent requirements pursuant to our Investment Agreement with Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006.

Equity Compensation Plan Information

Please see Part III, Item 11 of this Annual Report on Form 10-KSB for disclosure relating to our equity compensation plans.

Unregistered Sales of Equity Securities

On March 5, 2007, Barron Partners, L.P. exercised a portion of an outstanding warrant to purchase 130,700 shares of common stock at an exercise price of $1.20 per share or an aggregate of $156,840. In addition, as a result of this transaction, Gunn Allen Financial and Pacific Summit Securities (the placement agents for the private placement in which Barron Partners, L.P. purchased the exercised warrants) and each of their respective affiliates together received $15,684 and warrants to purchase 13,000 shares of our common stock exercisable at $1.20 per share and expiring September 2010. In reliance upon certain representations and warranties made by Barron Partners with respect to investment intent, status as an “Accredited Investor” and knowledge and experience, the Company sold these warrants under the exemption provided by Section 4(2) of the Exchange Act.

On March 13, 2007, Barron Partners, L.P. exercised a portion of an outstanding warrant to purchase 64,000 shares of common stock at an exercise price of $1.20 per share or an aggregate of $76,800. In addition, as a result of this transaction, Gunn Allen Financial and Pacific Summit Securities (the placement agents for the private placement in which Barron Partners, L.P. purchased the exercised warrants) and each of their respective affiliates together received $7,680 and warrants to purchase 6,400 shares of our common stock exercisable at $1.20 per share and expiring September 2010. In reliance upon certain representations and warranties made by Barron Partners with respect to investment intent, status as an “Accredited Investor” and knowledge and experience, the Company sold these warrants under the exemption provided by Section 4(2) of the Exchange Act.

On July 31, 2007, Michelle Watts, an affiliate of the Pacific Summit Securities, exercised outstanding warrants to purchase 98,562 and 13,141 shares of the Company’s common stock, at an exercise price of $0.80 per share and $1.20 per share, respectively, or an aggregate of $94,619. In reliance upon certain representations and warranties made by Barron Partners with respect to investment intent, status as an “Accredited Investor” and knowledge and experience, the shares were issued under the exemption provided by Section 4(2) of the Exchange Act.

On August 2, 2007, James Watts, an affiliate of the Pacific Summit Securities, exercised a portion of an outstanding warrant to purchase 10,000 shares of the Company’s common stock, at an exercise price of $0.80 per share, or an aggregate of $8,000. In reliance upon certain representations and warranties made by Barron Partners with respect to investment intent, status as an “Accredited Investor” and knowledge and experience, the shares were issued under the exemption provided by Section 4(2) of the Exchange Act.

On August 2, David Jackson, an affiliate of the Pacific Summit Securities, exercised a portion of an outstanding warrant to purchase 16,625 shares of the Company’s common stock, at an exercise price of $0.80 per share, or an aggregate of $13,300. In reliance upon certain representations and warranties made by Barron Partners with respect to investment intent, status as an “Accredited Investor” and knowledge and experience, the shares were issued under the exemption provided by Section 4(2) of the Exchange Act.

On November 6, 2007, we issued 37,500 shares of our common stock to Barretto Pacific Corporation (“BPC”) as compensation for professional services. In reliance upon certain representations and warranties made by BPC with respect to investment intent, status as an “Accredited Investor” and knowledge and experience, the shares were issued pursuant to Rule 506 of Regulation D.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Statement Regarding Forward—Looking Statements

When reading this section of this Annual Report on Form 10-KSB, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-KSB, including the sections entitled “Description of Business,” “Description of Property,” “Legal Proceedings,” “Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Security” and “Management’s Discussion and Analysis or Plan of Operation,” and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-KSB, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward—looking statement for many reasons, including those described in the section entitled “Risk Factors” set forth below in Part II, Item 6 “Management’s Discussion and Analysis or Plan of Operation.” Forward-looking statements in this Annual Report on Form 10-KSB include, without limitation: our objective to be a leader in the Internet advertising industry; our intention to grow our business organically and through acquisitions and capitalize on the recent growth trend associated with Internet search usage and advertising;; our efforts to maximize revenue potential of our web properties by increasing proprietary traffic and adding relevant content; the focus of our direct sales force to expand the number of direct advertisers on our owned web properties; our belief that information derived from the data warehouse will allow us to maximize the results derived from our sponsored listings and improve our ability to evaluate the performance of a web page layout; our beliefs regarding expected growth in online shopping; estimates regarding online ad spend by financial services firms; estimates regarding an increase in spending for online search marketing through 2012; our belief that Internet advertising generally, and pay-per-click advertising in particular, will continue to grow faster than most other online advertising alternatives; estimates regarding an increase in search engine marketing spending through 2012; our belief that www.irs.com and our other website properties will benefit from search engine, direct navigation and directory traffic; our intention to continue our relationships with out advertising network partners, while exploring new relationships with various other advertising network partners; our efforts to maintain technologies that are comparable with the systems used by our advertising and distribution network partners; our efforts to build and innovate additional functionality to attempt to meet the quickly evolving demands of the marketplace; our belief that more competitors will enter into the paid search advertising market; our beliefs regarding the principal competitive factors in the online paid search market; consolidation of websites and search engines in the online search industry; our expectations regarding competition in the direct navigation market; our beliefs regarding the principal competitive factors in the corporate services market; our intention to protect our intellectual property; our efforts to develop additional technologies to update, replace or supplement our technology platform; our intention to protect our proprietary rights through patent applications and trade secret enforcement; our intention to comply with the laws and regulations that govern our industry and our related actions to ensure compliance; our anticipation regarding the implementation of new laws and regulations affecting us in the future; our belief that our corporate facilities are adequate at this time, for their intended use; our belief that the results of litigation will not have a material adverse effect on our business, financial condition or results of operations; our intention to retain any future earnings and not pay cash dividends in the foreseeable future; our expectation to continue to depend in the near future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues; our efforts to decrease our cost-per-click; our intention to expand and diversify our proprietary traffic sources; increases to our operating expenses as a result of implementing our growth strategy; our anticipation that the variables impacting the level of paid clicks contributed by our distribution partners will fluctuate in the future, affecting our growth rate and our financial results; fluctuation of our quarterly results; our expectation that the impact of our acquisition of www.irs.com will cause our revenues to be largely seasonable in nature; our intention to focus our resources on generating traffic to our web properties through search engine marketing and search engine optimization and the direct navigation market; our expectation for volatility with respect to the costs of professional services; our expectation that out general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company; our established amortization schedule for outstanding debt; our intention to continually review our capital requirements to ensure that we have sufficient funding available; our intention to use cash flow from operations, availability under our credit line or a combination of both to fund anticipated levels of operations for the next 12 months; our intention to review claims or demands brought under the Uniform Domain Name Dispute Resolution Policy and to transfer any rights acquired by us to any party that has demonstrated a valid prior right or claim; our expectations regarding the expansion of our operations and its impact upon management, operational and financial resources; and our expectation to add a significant number of additional key personnel in the future.

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

We review our operations based on both our financial results and non-financial measures. Our primary source of revenue is our Internet advertising services. The key financial factors upon which management focuses in reviewing performance are revenue-per-click and cost-per-click, which for the year ended December 31, 2007 were approximately $.26 and $.10, respectively. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. A significant reduction in click-throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest expense is traffic acquisition costs, which consist primarily of Internet advertising costs and revenue-sharing payments to our distribution network partners for access to their online user traffic. We seek to decrease our cost-per-click by increasing the number of proprietary web properties that we own. When Internet users access our web properties through direct navigation, it reduces our payments to distribution network partners.

We currently depend, and expect to continue to depend in the near future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. Our advertising network partners, Yahoo! Search Marketing and Ask.com together represented approximately 86% of our revenues for the year ended December 31, 2007. We have two contracts with Yahoo! Search Marketing, one of which terminated March 1, 2008 and the other will terminate on June 1, 2008. Revenues generated from these contracts were approximately $9.2 million and $11.5 million for the years ended December 31, 2007 and 2006, respectively. The termination of these contracts has adversely impacted our results of operations and we are attempting to replace this relationship with other advertising network partners. However, we believe our change in strategy to focus on customer acquisition through proprietary financial products and services will reduce our reliance on advertising network partners.

The key non-financial measure that management reviews is the number of click-throughs on advertiser listings, which we call “paid clicks”, which for the year ended December 31, 2007 were approximately

103 million, as compared to approximately 99 million for the year ended December 31, 2006, representing an increase of approximately 4%. Our revenue growth depends, in part, on our ability to increase the number of paid clicks on the sponsored listings of our advertising network partners and direct advertisers displayed through our distribution network. We intend to expand and diversify our proprietary traffic sources, specifically by increasing our presence in the direct navigation market and increasing the number of our web properties.

Certain of the historical financial information reflected in this annual report on Form 10KSB does not include expenses that we incur as a public company. For example, we incur expenses relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 and the reporting requirements of the Securities and Exchange Commission (the “SEC”).

Corporate History and Structure

We were organized as Economic & Investment Technologies, Inc. on April 7, 1994. In 1996, we first changed our name to MultiTech Brokerage Solutions, Inc., and then again in November 2000 to MBSL Group, Inc. Acquisitions have been an important part of our corporate history. In October 2004, we acquired InterSearch Corporate Services, Inc. (f/k/a Corporate Consulting Services), a provider of Internet and technology, training and consulting services to companies primarily in the financial services industry, through a reverse merger transaction. We acquired InterSearch Corporate Services in exchange for 964,109 shares in the aggregate of our common stock, par value $.001 per share, plus promissory notes in the aggregate amount of $129,104. In connection with this transaction, we changed our name to InterSearch Group, Inc, under which we continued to operate through November 2007.

In December 2004, we acquired Walnut Ventures, a provider of paid search services founded in February 2003, in a reverse merger transaction. We acquired Walnut Ventures in exchange for issuing 3,436,068 shares of our Series A Preferred Stock, par value $.001 per share, and 1,343,376 shares of our common stock. Through the Walnut Ventures acquisition, we acquired our Internet advertising services business, which includes an in-house sales force and a portfolio of Internet domain names, revenue-generating contracts, and technology and systems for the operation of our paid search services business. Although for legal purposes, Walnut Ventures was acquired by us, for accounting purposes, the transaction was accounted for as a reverse acquisition, as if Walnut Ventures acquired us, due to the fact that the former shareholders of Walnut Ventures owned a majority of our common stock as a result of the transaction.

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

In September 2005, we acquired through our wholly owned subsidiary, Internet Revenue Services, certain assets of DotCom Corporation, including the domain name www.irs.com and its related business. The purchase price for this transaction consisted of $5,000,000 in cash and 1,025,000 shares of common stock.

In July 2006, we redeemed the above-mentioned 1,025,000 shares of our common stock for a purchase price of $6,150,000, pursuant to the terms of a call option agreement.

Between September 2005 and July 2007, we acquired the following web properties: www.irs.com, www.banks.com, www.camps.com, www.summercamp.com, www.greatcruises.com, www.looksearch.com, www.look.com and www.mybanks.com, among others, as part of our strategy to acquire web properties in select commerce categories.

In November 2007, we changed our name to Banks.com, Inc. Our new name is representative of our recent decision to focus on and become a leading provider of targeted traffic in the lucrative financial services vertical of online advertising.

Business Segments

The Company has one operating business segment, Internet advertising services.

Internet Advertising Services

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

Our cost of revenues for our Internet advertising services primarily consists of traffic acquisition costs that relate to internet advertising costs and payments to our distribution network partners for access to their online user traffic. We enter into agreements of varying durations with distribution partners that integrate our pay-for-performance search services into their sites. The primary economic structure of our distribution partner agreements is a variable payment based on a specified percentage of revenue. Other economic structures that we may use to a lesser degree include:

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

While our significant accounting policies are described in Note 1 to our audited consolidated financial statements appearing at the end of this report for the year ended December 31, 2007, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue

We currently generate revenue through our operating businesses by providing Internet advertising. We typically recognize revenue when an Internet user clicks-through on an advertiser’s listing displayed on our network.

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

Stock Compensation

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

As part of our adoption of SFAS 123R, we examined our historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, we could not identify any patterns in the exercise of options. As such, we used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility of our stock. The risk-free rate is based on the United States treasury notes in effect at the time of grant. The dividend yield is based on our history and expectation of dividend payments.

Common Stock Subject to Mandatory Redemption

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), which requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. We issued 1,025,000 shares of common stock in connection with the acquisition of certain assets of DotCom Corporation, which were being held in escrow. In July 2006, we redeemed these shares of our common stock for a purchase price of $6,150,000, pursuant to the terms of the call option agreement, and therefore, such shares fell within the scope of SFAS 150 and were reflected accordingly as a liability in the consolidated financial statements until they were redeemed during the year ended December 31, 2006

Income Taxes

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

Consolidated Results of Operations

The following table sets forth information for the years ended December 31, 2007 and 2006 derived from our consolidated financial statements which were audited by Hacker, Johnson & Smith PA, and are included elsewhere in this annual report on Form 10KSB.

	Year ended December 31,
	2007	2006
	(in thousands, except share and per share data)
Statements of Operations Data:

Revenues	$27,763	$25,634

Cost of revenues:
Traffic acquisition costs	11,325	10,393
Sales and marketing	1,415	884
General and administrative	10,773	8,090

Total operating expenses	23,513	19,367

Earnings from operations	4,250	6,267
Interest expense	1,186	553

Earnings before income taxes	3,064	5,714
Income taxes	1,340	2,297

Net earnings	1,724	3,417

Basic earnings per share	$.07	$.14

Diluted earnings per share	$.06	$.12

Basic weighted average common shares outstanding	24,962,487	25,115,385

Diluted weighted average common shares outstanding	27,972,553	28,159,166

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2007	2006
Revenues	100%	100%

Cost of revenues:
Traffic acquisition costs	41	41
Sales and marketing	5	3
General and administrative	39	31

Total operating expenses	85	75

Earnings from operations	15	25
Interest expense	4	2

Earnings before income taxes	11	23
Income taxes	5	9

Net earnings	6	14

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue. Revenue increased 8% from $25.6 million for the year ended December 31, 2006 to $27.8 million for the same period in 2007. This increase was primarily attributable to the increase in proprietary web traffic to our financial related domains.

Traffic acquisition cost. Traffic acquisition costs increased 9% from $10.4 million for the year ended December 31, 2006 to $11.3 million for the same period in 2007. This increase is in line with the 8% increase in revenue for the year. In addition, traffic acquisition costs were consistent as a percentage of revenue at 41% for both 2006 and 2007. We continue to focus our resources on generating traffic to our proprietary web properties through SEM, SEO, and direct navigation.

Sales and marketing. Sales and marketing expense increased from $884,000 for the year ended December 31, 2006 to $1,415,000 for the same period in 2007. In addition, sales and marketing expense experienced a nominal increase from 3% to 5% as a percentage of revenue from 2006 to 2007. This increase of $531,000 is mainly attributable to an increase in sales and products personnel during the year.

General and administrative. General and administrative expenses increased 33% from $8.1 million for the year ended December 31, 2006 to $10.8 million for the same period in 2007. The increase is due primarily to an increase in technology infrastructure costs of $949,000, an increase in stock compensation expense of $823,000, an increase in personnel and benefit costs of $505,000, and an increase in depreciation and amortization of $355,000. The increases from an overall standpoint were necessary to support continued growth in operations. We expect that our general and administrative expenses will continue to increase to the extent we expand our operations and incur additional costs in connection with being a public company.

Interest expense. Interest expense was $553,000 for the year ended December 31, 2006 compared to $1,186,000 for the same period in 2007 primarily due to the interest recognized for the full year of the debt facility secured by the Company to pay off the balance of the acquisition of www.irs.com. In July 2006, 13.50% Senior Subordinated Notes due July 2011 in the aggregate principal amount of $7.0 million (the “Notes”) were sold in connection with the final installment of the asset purchase of www.irs.com. In addition, the amortization of the debt issuance costs and debt discount which totaled $1.3 million is being amortized over five years.

Income taxes. Our provision for income taxes was $2.3 million for the year ended December 31, 2006 and decreased to $1.3 million in 2007. This decrease is primarily a result of an decrease in our pretax earnings from $5.7 million for the year ended December 31, 2006 compared to pretax earnings of $3.1 million for the year ended December 31, 2007.

The statutory effective tax rate is approximately 40%. Our effective tax rate was 40% for the year ended December 31, 2006 and increased to 44% in 2007. This is primarily the result of the tax difference resulting from stock compensation.

Net earnings. Net earnings available to common stockholders for the year ended December 31, 2007 was $1.7 million or $.07 per basic and $.06 per diluted share compared to $3.4 million or $.14 per basic and $.12 diluted share for the same period in 2006. We experienced a decline in earnings and earnings per share even though we had increased revenue because of increased sales and marketing expense, higher infrastructure and administrative costs, increased non-cash expenses in stock compensation, depreciation and amortization, and increased interest expense from the full year of interest payments on the acquisition debt.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of December 31, 2007, we had $2,300,000 in cash as compared to $347,000 at December 31, 2006. Our working capital increased to $3,949,000 as of December 31, 2007 from $1,268,000 on December 31, 2006. The increase in working capital was a result of year-over-year growth in revenue during the first half of 2007, followed by declines in revenue, accounts receivable and accounts payable during the second half of 2007.

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

We are also required to maintain the following financial ratios until the Notes are paid in full; (i) Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; (ii) Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and (iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. We are in compliance with each of these covenants at December 31, 2007.

The proceeds from the sale of the Notes were used to redeem 1,025,000 shares of our common stock held in escrow for DotCom Corporation for a purchase price of $6,150,000, pursuant to the terms of a call option agreement and to pay $847,000 plus applicable interest pursuant to our settlement agreement with SmashClicks, LLC, both of which were payable by August 12, 2006.

We have a $1.25 million revolving line of credit with Silicon Valley Bank. Advances under our credit facility bore interest at an effective rate of approximately 8% at December 31, 2007, and require the payment of a collateral handling fee ranging from .1% to .25% per month of financed receivables. At December 31, 2006, we had $518,000 outstanding under this credit facility. There was no outstanding balance at December 31, 2007.

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

Cash flows for the year ended December 31, 2007

Net cash provided by operating activities for the year ended December 31, 2007 was $3.9 million consisting primarily of net earnings of $1.7 million increased by domain amortization of $1.1 million and stock compensation expense of $1.1 million, and a decrease in accounts receivable of $1.4 million, which was partially offset by a decrease in accounts payable of $1.1 million.

Net cash used in investing activities for the year ended December 31, 2007 of $1.2 million primarily was for the purchase of internet domains.

Net cash used in financing activities for the year ended December 31, 2007 was $820,000. This is primarily attributable to the retirement of 625,000 shares of common stock.

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

We were incorporated in Florida in 1994. We acquired InterSearch Corporate Services in October 2004, Walnut Ventures in December 2004, La Jolla Internet Properties, Inc. in February 2005 and Dotted Ventures, Inc. in January 2006. In addition, between September 2005 and July 2007, we acquired the following web properties: www.irs.com, www.banks.com, www.camps.com, www.summercamp.com, www.greatcruises.com, www.looksearch.com, www.look.com and www.mybanks.com, among others. Please review the section titled “Recent Developments” for a description of our most recent acquisitions.

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

The online paid search market is intensely competitive. Our primary current competitors include Yahoo!, Google, MSN, Ask.com and Marchex, and key word cost-per-click advertising sites/networks such as Google, Yahoo! Search Marketing and Ask.com. Although we currently pursue a strategy that allows us to partner with owners of web properties and search engines, our current and future advertising and distribution network partners, including Yahoo! Search Marketing and Ask.com, may view us as a threat to their own internal paid search services. In addition, in light of our recent decision to focus on the financial services vertical of online advertising, we also complete for Internet advertising revenues with the personal finance sections of general interest sites such as Bankrate.com, Yahoo! Finance, and TheStreet.com.

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

We rely on our advertising network partners to provide us with advertiser listings so that we can distribute these listings through our distribution network in order to generate revenue when a consumer click-through occurs on our advertiser network partners’ sponsored listings. For the year ended December 31, 2007, 86% of our revenue was derived from our advertising network partners. Our success depends, in part, on the maintenance and growth of our advertising network. If we are unable to develop or maintain relationships with our advertising network partners, our operating results and financial condition will suffer.

A few of our advertising network partners and direct advertisers have provided a substantial portion of our revenue; the loss of one of these partners may have a material adverse effect on our operating results.

Yahoo! Search Marketing and Ask.com were our largest advertising network partners, together accounting for approximately 86% and 75% of our total revenue for the years ended December 31, 2007 and 2006, respectively. We have two agreements with Yahoo! Search Marketing, one of our advertising network partners, one of which had terminated and one that will terminate on June 1, 2008. Historically, revenues received through sponsored listings from Yahoo! Search Marketing pursuant to these agreements represented approximately 33% and 45% of our revenues for the fiscal years ended December 31, 2007 and 2006, respectively.

Our agreements with Ask.com will expire in December 2008. It is difficult to predict whether Ask.com or other advertising network partners will continue to represent such a significant portion of our revenue in the future. Ask.com may choose not to renew our agreements in the future. Our agreements with Ask.com also provide for many circumstances in which the advertising network partner can terminate without penalty on short notice.

We cannot assure you that we can replace the sponsored listings provided by Yahoo! Search Marketing or Ask.com with those of other advertising network partners. Even if we replace Yahoo! Search Marketing or Ask.com, we cannot assure you that we would receive the same number of revenue-generating click-throughs or that we could service the same breadth of search requests, in which case our business and financial results may be harmed.

Two of our customers account for a significant portion of our accounts receivable, and the failure to collect from those customers would harm our financial condition and results of operations.

Yahoo! Search Marketing and Ask.com account for a significant portion of our accounts receivable. At December 31, 2007 and December 31, 2006, Yahoo! Search Marketing and Ask.com together represented approximately 88% and 90%, respectively, of our total accounts receivable on these dates. These accounts have been, and will likely continue to be, unsecured and any failure to collect on these accounts would harm our financial condition and results of operations.

If we do not maintain and grow a critical mass of advertising network partners, the value of our services could be adversely affected.

Our success depends, in part, on the maintenance and growth of a critical mass of advertising network partners and a continued interest in our performance-based advertising and search marketing services. We currently have a small number of advertising network partners. If our business is unable to achieve a growing base of advertisers through our advertising network partners, our current distribution partners may be discouraged from continuing to work with us, which may create obstacles for us to enter into agreements with new distribution partners. Any decline in the number of advertising network partners could adversely affect the value of our services and lead to a loss of revenue.

We expect that our anticipated future growth including through potential acquisitions, may strain our management, administrative, operational and financial infrastructure, which could adversely affect our business.

A key component of our business strategy includes strengthening our competitive position in the direct navigation market through selective acquisitions of additional web properties, specifically in the financial services sector. Furthermore, we may expand our operations or market presence by pursuing acquisitions of complementary business, services or technologies or engage in other strategic alliances with third parties. Integrating any newly acquired web property or company may be expensive and time-consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our shareholders. Any such transactions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating operations, technology and personnel of the combined companies, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies, the impairment of relationships with existing employees and customers, and potential overpayment for a company or its asset. We have limited experience in these types of acquisitions, and we may not be successful in overcoming these risks or any other potential problems. We cannot assure you that we will be able to consummate any acquisitions or, if consummated, successfully integrate the operations and management of future acquisitions. If we are unable to attract and consummate acquisitions, our growth could be adversely impacted.

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

We are exposed to the risk of fraudulent or illegitimate clicks on our direct ads and our sponsored listings. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in pay-per-click advertising programs because the fraudulent clicks will not lead to revenue for the advertisers. As a result, our advertising network partners may become dissatisfied with us, which could lead to loss of advertising network partners and revenue.

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

In addition, much of the information on www.banks.com that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depositary, personal credit and investment products offered by financial institutions, mortgage companies, investment companies, insurance companies and others participating in the consumer financial marketplace. We are exposed to the risk that some advertisers may provide us, or directly post on our websites, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information provided by advertisers on our websites, cause certain advertisers to become dissatisfied with our websites, and result in lawsuits being filed against us.

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

The application of new and existing laws and regulations to the Internet or other online services could also have a material adverse effect on our business, prospects, financial condition and results of operations. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The TaxPayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 amends Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. We own the Internet domain address www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. The passage of H.R. 1677 into law in its current form could adversely affect our use of our Internet domain address www.irs.com as well as our overall operations. However, we believe that it is premature to assess the impact of H.R. 1677 on our business, as the passage of this bill into law in its identical form is currently too speculative. In the event H.R. 1677 becomes law in its current form, we intend to be diligent in our communications with the Internal Revenue Service in an effort to mitigate any potential negative effects of such legislation.

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

As a result of our acquisition of MyStockFund Securities, Inc., we are subject to the extensive regulations that govern a broker-dealer.

We recently acquired MyStockFund Securities, Inc., a broker-dealer registered with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, and a member of a self-regulatory organization, the Financial Industry Regulatory Authority (“FINRA”). Broker-dealers are subject to federal and state laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, minimum net capital requirements, record-keeping and retention, anti-money laundering, privacy laws, and the conduct of their directors, officers, employees and other associated persons. Violations of the federal and state laws and regulations governing a broker-dealer’s actions could result in civil and criminal liability and administrative liability in the form of censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

The cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 may negatively impact our income.

We are subject to the rules and regulations of the SEC, including those rules and regulations mandated by the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires all reporting companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. The costs to comply with these requirements will likely be significant and may adversely affect our operating results. Section 404 further requires that the reporting company’s independent auditors attest to, and report on, this management assessment. The Company is not yet subject to the auditor attestation requirement of Section 404; however, the Company expects its expenses related to its internal and external auditors to increase significantly. If we fail to maintain a system of adequate controls, it could have an adverse effect on our business and stock price.

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

As of February 29, 2008, our executive officers and directors (including affiliates of such executive officers and directors) beneficially owned or controlled approximately 38% of the outstanding shares of our common stock. Accordingly, these executive officers and directors, acting as a group, will have substantial influence and may control the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls	and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on such evaluation, they have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United

States generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10KSB.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item 9 is incorporated by reference to the information in our Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007, included under the captions: (i) “Proposal No. 1: Election of Directors,” as it relates to members of our Board (ii) “Corporate Governance,” as it relates to our Audit Committee and out Audit Committee Financial Expert, and as it related to any changes to procedures by which our shareholders may recommend nominees to our Board, (iii) “Executive Officers,” as it relates to our executive officers and (iv) “Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics on July 10, 2006 that applies to all directors, officers, and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer and other senior executive officers, as required by applicable SEC rules, and AMEX listing standards. A copy of the Code of Business Conduct and Ethics is posted on the Investor Relations section of our website located at www.banks.com. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request to Gary W. Bogatay, Jr., Secretary, c/o Banks.com, Inc., 222 Kearny Street, Suite 550, San Francisco, California 94108. We intend to timely disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer and other senior executive officers on the Investor Relations section of our website located at www.banks.com.

Item 10.	Executive Compensation.

The information required by this Item 10 is incorporated by reference to the information in our Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007, included under the caption “Executive and Director Compensation” as it relates to compensation of our executive officers and directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 11 is incorporated by reference to the information in our Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007, included under the captions: (i) “Security Ownership of Certain Beneficial Owners and Management” as it relates to security ownership of certain beneficial owners and management and (ii) “Securities Authorized for Issuance Under Equity Compensation Plans” as it relates to our equity compensation plans.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007, included under the captions: (i) “Certain Relationships and Related Transactions” as it related to related party transactions and (ii) “Corporate Governance” as it related to director independence.

Item 13.	Exhibits.

See Exhibit Index.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information in our Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007, included under the caption “Audit and Non-Audit Fees.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008

BANKS.COM, INC.

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL M. O’DONNELL Daniel M. O’Donnell, President and Chief Executive Officer; Chairman of the Board (Principal Executive Officer)	March 31, 2008

/s/ GARY W. BOGATAY, JR. Gary W. Bogatay, Jr., Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008

/s/ FRANK MCPARTLAND Frank McPartland, Vice Chairman of the Board	March 31, 2008

/s/ LAWRENCE J. GIBSON Lawrence J. Gibson, Director	March 31, 2008

/s/ CHARLES K. DARGAN II Charles K. Dargan II, Director	March 31, 2008

Report of Independent Registered Public Accounting Firm

Banks.com, Inc.

San Francisco, California:

We have audited the accompanying consolidated balance sheets of Banks.com, Inc. and Subsidiaries (the “Company”) at December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 27, 2008

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	At December 31,
	2007	2006
Assets
Current assets:
Cash	$2,300	347
Accounts receivable, net of allowances	2,703	4,060
Prepaid expenses and other	481	196
Deferred income taxes	40	38

Total current assets	5,524	4,641
Office equipment and leasehold improvements, net	1,323	1,416
Debt issuance costs, net	579	743
Patents and trademarks, net	73	83
Domains, net	13,165	13,398
Goodwill	573	573
Other Assets	279	—
Deferred income taxes	363	253

Total	$21,879	21,107

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line of credit	—	518
Accrued liabilities	918	1,002
Accounts payable	655	1,793
Deferred revenue	2	60

Total current liabilities	1,575	3,373
Notes payable, net of discount	6,658	6,561

Total liabilities	8,233	9,934

Economic dependence, contingencies and commitments (Notes 1, 3, 5 and 14) Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized, 24,971,706 and 25,051,432, shares issued and outstanding	25	25
Additional paid-in capital	9,462	8,713
Retained earnings	4,159	2,435

Total stockholders’ equity	13,646	11,173

Total	$21,879	21,107

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2007	2006
Revenues	$27,763	25,634
Cost of revenues	11,325	10,393

Gross profit	16,438	15,241

Operating expenses:
Sales and marketing expense	1,415	884
General and administrative expense	10,773	8,090

Total operating expenses	12,188	8,974

Earnings from operations	4,250	6,267
Interest expense	1,186	553

Earnings before income taxes	3,064	5,714
Income taxes	1,340	2,297

Net earnings	$1,724	3,417

Basic earnings per share	$.07	.14

Diluted earnings per share	$.06	.12

Dividends per share	$—	—

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2007 and 2006

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Notes Receivable for Common Stock Issued	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	25,219,282	$25	4,054	(982)	(65)	3,032
Exercise of common stock options	78,516	—	23	—	—	23
Exercise of common stock warrants, net	833,334	1	899	—	—	900
Common stock offering costs	—	—	(8)	—	—	(8)
Common stock issued in connection with CapitalSouth financing	195,000	—	312	—	—	312
Common stock warrants issued in connection with CapitalSouth financing	—	—	171	—	—	171
Common stock issued	300	—	—	—	—	—
Warrant liability, reclassified to stockholders’ equity	—	—	3,283	—	—	3,283
Retirement of 250,000 shares of common stock	(250,000)	—	(250)	—	65	(185)
Retirement of 1,025,000 shares of common stock	(1,025,000)	(1)	1	—	—	—
Stock compensation	—	—	228	—	—	228
Net earnings	—	—	—	3,417	—	3,417

Balance at December 31, 2006	25,051,432	$25	8,713	2,435	—	11,173
Exercise of common stock options, including tax benefit of $40	174,746	—	122	—	—	122
Exercise of common stock warrants, net	333,028	—	326	—	—	326
Retirement of 625,000 shares of common stock	(625,000)	—	(750)	—	—	(750)
Common stock issued for services	37,500	—	54	—	—	54
Stock compensation	—	—	997	—	—	997
Net earnings	—	—	—	1,724	—	1,724

Balance at December 31, 2007	24,971,706	$25	9,462	4,159	—	13,646

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,724	3,417
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	428	204
Amortization of domains and other	1,061	930
Amortization of debt issuance costs and discounts	261	107
Deferred income taxes (benefit)	(112)	174
Loss on derivative instrument	—	19
Stock compensation	1,051	228
Decrease (increase) in accounts receivable	1,357	(797)
Increase in prepaid expenses and other	(285)	(26)
(Decrease) increase in accounts payable	(1,138)	567
Decrease in accrued liabilities	(84)	(829)
Decrease in deferred revenue	(58)	(240)
Increase in other assets	(279)	—

Net cash provided by operating activities	3,926	3,754

Cash flows from investing activities:
Purchase of office equipment and leasehold improvements	(335)	(1,363)
Purchase of trademarks	—	(20)
Purchase of domains	(818)	(1,626)

Net cash used in investing activities	(1,153)	(3,009)

Cash flows from financing activities:
Retirement of common stock	(750)	(185)
Proceeds from exercise of common stock warrants	326	900
Net decrease in revolving lines of credit	(518)	(208)
Exercise of common stock options	82	23
Tax benefit from exercise of common stock options	40	—
Proceeds from sale of common stock, net	—	312
Proceeds from sale of common stock warrants	—	171
Proceeds from notes payable	—	6,517
Repayment of note payable	—	(1,540)
Redemption of common stock subject to mandatory redemption	—	(6,150)
Debt issuance costs	—	(806)
Common stock offering costs	—	(8)

Net cash used in financing activities	(820)	(974)

Net increase (decrease) in cash	1,953	(229)
Cash at beginning of year	347	576

Cash at end of year	$2,300	347

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the year for—Interest	$972	401

Income taxes	$1,546	2,915

Noncash financing and investing activities:
Common stock warrants reclassified to additional paid-in-capital	$—	3,283

Notes receivable for common stock issued reclassified to retire common stock	$—	65

Common stock offering costs incurred in connection with warrant issuance	$—	49

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2007 and 2006 and for the Years Then Ended

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business. The accompanying consolidated financial statements include the accounts of Banks.com, Inc. and its wholly-owned subsidiaries which consist of Walnut Ventures, Inc. (“Walnut”), InterSearch Corporate Services, Inc. (“ICS”), La Jolla Internet Properties, Inc. (“La Jolla”), Internet Revenue Services, Inc. (“IRS”), Overseas Internet Properties, Inc. (“Overseas”), and Dotted Ventures, Inc. (“Dotted”), collectively, the “Company”.

Walnut operates in the pay-per-click search engine and Internet advertising industries.

ICS is engaged principally in the business of providing highly skilled Internet and technology consultants.

La Jolla operates in the pay-per-click search engine and Internet advertising industries.

IRS owns and maintains a large portion of the Internet domain portfolio that operates in the direct navigation market, including www.irs.com.

Overseas operates in the international pay-per-click search engine and Internet advertising industries.

Dotted owns an ICANN accredited domain Registrar business.

Name Change. Effective November 27, 2007, the Company changed its name from InterSearch Group, Inc. to Banks.com, Inc. The Company had previously incorporated a subsidiary named Banks.com, Inc. solely for the purpose of effecting this name change. This subsidiary was dissolved on November 26, 2007.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of Banks.com, Inc. and its wholly-owned subsidiaries (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Segments. The Company operates in one reportable industry segment, which is primarily in Internet search and advertising.

Reclassifications. Certain reclassifications of prior year amounts have been made to conform to current year presentation.

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

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

(continued)

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

Cost of Revenues. The Company enters into agreements of varying duration with certain entities that integrate the Company’s pay-for-performance search service into their sites. The Company expenses, as cost of revenues, traffic acquisition costs based on a percentage of revenue, number of paid introductions, number of searches, or other metric based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

.Accounts Receivable and Allowance for Uncollectible Receivables. Accounts receivable are recorded at invoiced amount and do not bear interest. An allowance for uncollectible accounts receivable is recorded based on a combination of write-off history, aging analysis and any specific known troubled accounts. At December 31, 2007 and 2006 no allowance was necessary due to subsequent collection of substantially all accounts receivable.

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

Internet Domains. Internet domains, or URLs, are stated at cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets. The Internet domain assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” Based on the impairment tests performed there was no impairment of Internet domains during the years ended December 31, 2007 or 2006. However, there can be no assurance that future Internet domain impairment tests will not result in a charge to operations.

Goodwill. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. Generally accepted accounting principles require goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Based on the impairment tests performed, there was no impairment of goodwill in 2006 or 2007. There can be no assurance that future goodwill impairment tests will not result in a charge to operations.

Common Stock Subject to Mandatory Redemption. In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150,” Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The Company issued 1,025,000 shares of common stock in connection with the acquisition of certain assets of DotCom Corporation, which were being held in escrow. Upon the occurrence of certain events, the Company had to redeem these shares, and therefore, such shares fell within the scope of SFAS 150 and were reflected accordingly as a liability in the consolidated financial statements. The Company redeemed the common stock subject to mandatory redemption during the year ended December 31, 2006.

Warrant Liability. Warrant liability was presented in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, And Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”). EITF 00-19 requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

(continued)

designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair market value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. The Company reviews the classification of its contracts at each balance sheet date. There were no such contracts at December 31, 2007 or 2006.

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

Stock Compensation Plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. Earnings per common share have been computed based on the following:

	Year Ended December 31,
	2007			2006
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net earnings available to common stockholders	$1,724	24,962,487	$0.07	$3,417	25,115,385	$0.14
Effect of dilutive securities:
Incremental shares from assumed conversion of options		387,697			467,077
Incremental shares from assumed conversion of warrants		2,622,369			2,576,704
Diluted:
Net earnings available to common stockholders and assumed conversions	$1,724	27,972,553	$0.06	$3,417	28,159,166	$0.12

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

(continued)

For the year ended December 31, 2007, the following options were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price:

Number of Outstanding Options	Exercise Price	Expiration Date
210,000	$2.34	2017
150,000	$2.50	2017
170,000	$2.51	2017
30,000	$2.55	2017
250,000	$3.10	2017

Financial Instruments. The Company had the following financial instruments at December 31, 2007: cash, accounts receivable, revolving line of credit, accrued liabilities, accounts payable, and notes payable. The carrying value of the cash, accounts receivable, accounts payable, accrued liabilities and revolving line of credit approximates their fair value based on the liquidity of the financial instruments or their short-term nature. The fair value of notes payable is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowings. The fair value of notes payable was approximately $7,000,000 at December 31, 2007.

Software Developed for Internal Use. The Company capitalizes costs of software, consulting services, hardware, interest and payroll-related costs incurred to purchase or develop internal-use software. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

Contingencies. The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe the results of such litigation would have a material adverse effect on the Company’s business, financial condition or results of operations (see note 14).

Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is in the process of evaluating the impact of SFAS 157 and does not anticipate it will have any effect on the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the Company with an option to report selected financial assets and liabilities at fair value. This statement is effective as of the beginning of a Company’s first fiscal year beginning after November 15, 2007. Management is in the process of evaluating the impact of SFAS 159 and does not anticipate it will have any effect on the Company’s consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

(continued)

other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. Management is in the process of evaluating the impact of SFAS 141(R) and does not anticipate it will have a current impact on the Company’s consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is in the process of evaluating the impact of SFAS 160 and does not anticipate it will have any effect on the Company’s consolidated financial condition or results of operations.

(2) Merger and Acquisitions

On September 29, 2005, the Company acquired the Internet domain asset www.irs.com from DotCom Corporation. The agreement provided for the purchase of the asset in exchange for $5,000,000 cash at closing and $6,150,000 in Company common stock representing 1,025,000 shares of common stock which was held in escrow. The escrowed stock was callable at any time by the Company for $6,150,000. In accordance with SFAS No. 150 the Company had classified the $6,150,000 as common stock subject to mandatory redemption in the accompanying consolidated balance sheets. On July 21, 2006, the Company paid $6,150,000 and called the stock with the proceeds of the debt financing transaction discussed in Note 11. In addition, certain of the acquisition costs totaling $1,540,000 plus applicable interest were paid in two installments on January 15, 2006 and on July 24, 2006.

The acquisition of www.irs.com was accounted for as a purchase transaction and, in accordance with generally accepted accounting principles, the total purchase price of $12,909,000 including acquisition costs of $1,759,000 was allocated to a specifically identifiable intangible asset, which consisted of www.irs.com, as determined by an external appraisal. The asset is amortized using the straight-line method over an estimated useful life of 15 years. The Company also purchased certain Internet domains from various entities totaling $818,000 and $1,626,000 during the years ended December 31, 2007 and 2006, respectively. These domains are being amortized over the estimated useful lives ranging from 5 to 15 years. Approximate future amortization expense for the five fiscal years subsequent to December 31, 2007 is as follows (in thousands):

Year Ended December 31,	Amount
2008	$1,092
2009	1,092
2010	1,092
2011	1,057
2012	1,030

(3) Accounts Receivable and Economic Dependence

A substantial portion of the Company’s revenues are generated with two advertising network partners. The Company displays search results generated by the partners on behalf of the Company. Revenues generated in connection with these partners during the years ended December 31, 2007 and 2006 totaled $23,959,000 and $19,113,000, respectively. Accounts receivable at December 31, 2007 and 2006 included $2,371,000 and $3,618,000, respectively, due from these advertising network partners. The contracts with one of these advertising network partners expire on March 1, 2008 and June 1, 2008, respectively. Revenues generated in

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Accounts Receivable and Economic Dependence, Continued

(continued)

connection with these contracts were $9,250,000 and $11,464,000 during the years ended December 31, 2007 and 2006, respectively. The expiration of these contracts has adversely impacted the operations of the Company. Notwithstanding, the Company has existing contractual relationships with other advertising network partners and is taking proactive measures to both expand those relationships and develop new partnerships with alternative providers of online search and advertising. In addition, the change in the Company’s business model to focus on a strategy of customer acquisition through proprietary financial products and services is expected to reduce the Company’s reliance on advertising network partners.

(4) Income Taxes

Income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006
Current:
Federal	$1,142	1,701
State	310	422

Total current	1,452	2,123

Deferred:
Federal	(66)	153
State	(46)	21

Total deferred	(112)	174

Total income taxes	$1,340	2,297

The reasons for the differences between the statutory Federal rate and the effective income tax rate are summarized as follows (in thousands):

	Year Ended December 31,
	2007	2006
Income taxes at statutory Federal income tax rate	$1,042	1,943
Increase in rate resulting from:
State taxes, net of Federal income tax benefit	174	292
Stock compensation	107	40
Other	17	22

Income taxes	$1,340	2,297

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4) Income Taxes, Continued

(continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

	At December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$636	739
Domains	31	9
Accrued vacation	30	20
Accrued rent	29	29
Stock compensation	194	44
Other	7	6

Total deferred tax assets	927	847
Valuation allowance	(133)	(133)

	794	714

Deferred tax liabilities:
Accrual to cash adjustment	31	146
Office equipment	360	277

Total deferred tax liabilities	391	423

Net deferred tax asset	$403	291

The valuation allowance was established at the time of the acquisition of Banks.com, Inc. and relates to state tax net operating losses that management believes may not be utilized to offset future taxable income.

At December 31, 2007, the Company had net operating loss carryforwards, which will expire as follows (in thousands):

	At December 31, 2007
Tax Year	Federal	State
2010	$—	76
2011	—	311
2012	—	335
2018	203	419
2019	523	523
2020	441	441
2021	272	272
2022	40	40

	$1,479	2,417

The net operating loss carryforwards are subject to an annual limitation of approximately $304,000 due to the ownership change of the Company.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(continued)

(5) Office Equipment

Office equipment consists of the following (in thousands):

	At December 31,
	2007	2006
Office furniture and equipment	$130	97
Computer equipment	468	311
Computer software	1,488	1,398
Leasehold improvements	54	—

Total, at cost	2,140	1,806
Less accumulated depreciation and amortization	817	390

Office equipment, net	$1,323	1,416

The Company has capitalized certain costs associated with software developed for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $910,000 of unamortized internally developed software costs at December 31, 2007. There were no interest costs capitalized during the year ended December 31, 2007.

The Company leases its facilities under operating leases with initial terms ranging from one to five years. Certain leases provide for annual increases based on changes in the Consumer Price Index and for an allocable share of utilities, operating pass through and maintenance charges. Rental expense was approximately $233,000 and $223,000 for the years ended December 31, 2007 and 2006, respectively. Approximate future minimum rentals under these leases are as follows (in thousands):

Year Ended December 31, 2007	Amount
2008	$210
2009	217
2010	223
2011	59

$709

(6) Revolving Line of Credit

The Company has a $1,250,000 revolving line of credit with a bank which bears interest at prime plus .75 percent (9% and 8% at December 31, 2006 and 2007, respectively). It also requires the payment of a collateral handling fee ranging from .1% to .25% per month of financed receivables. The outstanding balance was $518,000 at December 31, 2006, and there was no outstanding balance at December 31, 2007.

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

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7) Stock Compensation, Continued

(continued)

744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the board of directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock available to be granted under the 2005 Plan. On October 18, 2007, the board of directors approved an increase in the maximum number of shares of common stock reserved for issuance under the 2005 Plan to 2,544,124 shares of common stock, subject to approval by the holders of a majority of the common stock, which approval became effective on November 27, 2007. At December 31, 2007, 1,184,456 shares remained available for grant.

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

A summary of the stock option activity in the Company’s equity incentive plans is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	999,375	$.74
Granted	835,000	1.60
Forfeited	(143,359)	.46
Exercised	(78,516)	.30

Outstanding at December 31, 2006	1,612,500	1.24
Granted	1,045,000	2.56
Forfeited	(616,973)	1.64
Exercised	(174,746)	.48

Outstanding at December 31, 2007	1,865,781	$1.92	8.6 years	$169

Exercisable at December 31, 2007	701,260	$1.40	8.0 years	$135

The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $284,000 and $144,000, respectively. There was a tax benefit of $16,000 recognized for the incentive stock options exercised in 2007, and no tax benefit recognized in 2006. At December 31, 2007, the Company had 1,164,521 unvested stock options outstanding and there was $1.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through August 31, 2011. The total fair value of shares vested and recognized as compensation expense was $692,000 and $228,000 for the years ended December 31, 2007 and 2006, respectively and the associated income tax benefit recognized was $150,000 and $44,000 for the years ended December 31, 2007 and 2006, respectively.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7) Stock Compensation, Continued

(continued)

The fair value of each option granted for the years ended December 31, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (dollars in thousands, except per share data):

	Year Ended December 31,
	2007	2006
Risk-free interest rate	3.625% – 4.75%	4.42% – 5.36%
Dividend yield	—	—
Expected volatility	46 – 49%	27 – 34%
Expected life in years	5 – 6.25	6.25
Grant-date fair value of options issued during the year	$1,319	$541

Per share value of options at grant date	$ 0.96 – $ 1.59	$0.65

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

On February 14, 2008, the board of directors approved, based on the recommendation of the compensation committee of the board, the issuance of 150,000 shares of common stock of the Company to the Chief Financial Officer of the Company in consideration for his significant contributions to the Company during 2007. In connection with the issuance of these shares, two executive officers also transferred an aggregate of 150,000 shares of Company common stock beneficially owned by them to the Chief Financial Officer. These items have been recorded at fair market value as stock compensation and additional paid in capital as required by SFAS 123(R). The amount of compensation expense recognized in connection with this transaction totaled $306,000 in 2007.

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

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8) Warrants, Continued

(continued)

The Company also issued a warrant to purchase 625,000 shares of Company common stock for services rendered by placement agents in connection with the sale of common stock. The warrant is exercisable at $.80 per share and expires September 29, 2010. The fair value of the warrant was estimated at $100,000 and has been presented as common stock offering costs and additional paid-in capital in the accompanying consolidated financial statements. In addition, the original placement agents will receive warrants to purchase shares of Company common stock exercisable at $1.20 per share and expiring September 2010 on future Barron Partners, L.P. warrant exercises at a rate of .1 share for each share purchased by Barron Partners, L.P. The maximum amount of share options that could be issued in connection with this arrangement is 625,000, of which 102,734 had been issued at December 31, 2007.

On July 19, 2006, Barron Partners, L.P. exercised a portion of an outstanding warrant to purchase 833,334 shares of the Company’s common stock at an exercise price of $1.20 per share or an aggregate of $1 million dollars. In addition, as a result of this transaction, the original placement agents that facilitated the Barron Partners investment received $100,000 and additional warrants to purchase 83,333 shares of Company common stock exercisable at $1.20 per share and expiring September 2010. Using the Black-Scholes option-pricing model, assuming that the risk-free rate was 5.11%, there would be no dividends paid by the Company, the expected life was 2.5 years and 27% stock volatility the fair value was determined to be $49,000. This item was accounted for as a reduction of the proceeds from the warrant exercise.

On July 21, 2006, as part of the debt financing described in Note 12, the Company issued a warrant to purchase 477,000 shares of the Company common stock to the note investors. The warrant is exercisable at $1.60 per share and expires July 20, 2011. Using the Black-Scholes option pricing model, assuming that the risk-free rate was 5.11%, there would be no dividends paid by the Company, the expected life was 2.5 years and 27% stock volatility the fair value was determined to be $171,000. This item was accounted for as an original issue discount on the notes payable.

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

On July 31, 2007, an affiliate of the original placement agents that facilitated the Barron Partners investment exercised outstanding warrants to purchase 98,562 and 13,141 shares of the Company’s common stock, at an exercise price of $0.80 per share and $1.20 per share, respectively, or an aggregate of $94,619.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8) Warrants, Continued

(continued)

On August 2, 2007, affiliates of the original placement agents that facilitated the Barron Partners investment exercised outstanding warrants to purchase 26,625 shares of the Company’s common stock at an exercise price of $0.80 per share or an aggregate of $21,300.

The following table summarizes information about common stock warrants outstanding for the periods indicated:

	Warrants Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2005	6,914,063	$1.17
Granted	560,334	1.54
Exercised	(833,334)	1.20

Outstanding at December 31, 2006	6,641,063	$1.19
Granted	19,400	1.20
Exercised	(333,028)	1.20

Outstanding at December 31, 2007	6,327,435	$1.20

At December 31, 2007, outstanding warrants to purchase the Company’s common stock were as follows:

Number of Common Stock Warrants	Exercise Price	Expiration Date
39,063	$1.60	October 7, 2010
477,000	$1.60	July 20, 2011
5,311,559	$1.20	September 29, 2010
499,813	$0.80	September 29, 2010

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

(10) 401(k) Retirement Plan

On July 1, 2005, the Company established a 401(k) deferred contribution plan covering all employees who have attained age 21and meet certain eligibility requirements. As established, the Company could make discretionary contributions to the plan. The Company had not made a contribution to the plan as of December 31, 2006. Effective January 1, 2007, the Company makes safe-harbor contributions matching up to 4.0% of an employee’s salary. Company contributions totaled approximately $124,000 in 2007.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(continued)

(11) Notes Payable

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

The Company is also required to maintain the following financial ratios until the Notes are paid in full; i) Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; ii) Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. The Company is in compliance with each of these covenants at December 31, 2007.

Annual maturities of notes payable are as follows (in thousands):

Year Ended December 31, 2007	Amount
2008	$700
2009	1,575
2010	2,800
2011	1,925

$7,000

(12) Related Party Transactions

Since January 2004, the Vice Chairman of the Board has provided consulting services to the Company through GP Strategic Ventures, Inc., of which he is the Chairman and CEO. Payments to this entity totaled $60,000 in each of the years ended December 31, 2007 and 2006.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12) Related Party Transactions, Continued

The Company earned revenue totaling $54,000 and $21,000 for the years ended December 31, 2007 and 2006, respectively from Legent Clearing, LLC. for consulting services. Accounts receivable at December 31, 2007 and 2006 included $6,000 and $20,000 respectively, due from Legent Clearing, LLC. The Vice Chairman of the Board serves as the Chief Executive Officer and a director of Legent Clearing, LLC.

On May 18, 2007, pursuant to stock repurchase agreements with three of our executive officers, the Company repurchased and retired 625,000 shares of our issued and outstanding common stock for $1.20 per share. The repurchase price was below fair market value on that date.

On February 14, 2008, as discussed in Note 7, two executive officers of the Company gifted an aggregate of 150,000 shares of Company common stock beneficially owned by them to the Chief Financial Officer of the Company in consideration for his significant contributions to the Company during 2007. This item has been recorded at fair market value as stock compensation and additional paid in capital as required by SFAS 123(R).

(13) Registration Statement

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

(14) Contingencies

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

(15) Subsequent Events

On January 10th, 2008 the Company completed the purchase of substantially all the assets of Online Investments, Inc., including all the issued and outstanding shares of MyStockFund Securities, Inc (MyStockFund.com). The purchase price consisted of $755,000 in cash plus 358,226 shares of common stock, valued at $419,000, subject to certain adjustments as defined in the agreement. MyStockFund.com is an online broker/dealer that offers an array of financial products and services. The pro forma effect of this acquisition on the 2007 and 2006 financial statements was not significant.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

2.1¿	Asset Purchase Agreement by and between Robert Fox and Lina Watson and Internet Revenue Services, Inc. dated September 11, 2006	Current Report on Form 8-K	000-51776	10.1	9/21/2006

3.1	Amended and Restated Articles of Incorporation, as amended					X

3.2	Amended and Restated Bylaws	Registration Statement on Form SB-2, as amended	333-129937	3.2	11/23/05

4.1	Form of Common Stock Certificate					X

4.2	Form of Common Stock Purchase Warrant	Registration Statement on Form SB-2, as amended	333-129937	4.3	11/23/05

4.3	Registration Rights Agreement by and among Banks.com, Inc. and Baron Partners, L.P. dated September 26, 2005	Registration Statement on Form SB-2, as amended	333-129937	4.4	11/23/05

4.4	Form of Common Stock Purchase Warrant issued to GunnAllen Financial, Inc. and Pacific Summit Securities	Registration Statement on Form SB-2, as amended	333-129937	4.6	1/26/2006

4.5	Investment Agreement between Banks.com, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.1	7/27/2006

4.6	First Amendment to Investment Agreement dated September 30, 2006	Annual Report on Form 10KSB	001-33074	4.6	3/30/2007

4.7	Promissory Notes issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.2	7/27/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

4.8	Form of Common Stock Purchase Warrant issued to issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.3	7/27/2006

4.9	Registration Rights Agreement by and among Banks.com, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.4	7/27/2006

10.1	Silicon Valley Bank Loan and Security Agreement dated December 10, 2004, as amended	Annual Report on Form 10KSB	001-33074	10.1	3/30/2007

10.2**	Banks.com, Inc. 2004 Equity Incentive Plan and form of agreements thereunder	Registration Statement on Form SB-2, as amended	333-129937	10.2	11/23/2005

10.3**	Amended and Restated Banks.com, Inc. 2005 Equity Incentive Plan and form of agreements thereunder, as amended	Current Report on Form 8-K	000-51776	10.1	11/30/2007

10.4**	Form of agreements for the Amended and Restated Banks.com, Inc. 2005 Equity Incentive Plan	Annual Report on Form 10KSB	001-33074	10.3	3/30/2007

10.5	Office Lease dated September 21, 2005 by and between HCV Pacific Investors V and Banks.com, Inc., as amended	Registration Statement on Form SB-2, as amended	333-129937	10.5	11/23/05

10.6	Form of Non-compete Agreement issued to certain employees of Walnut Ventures	Registration Statement on Form SB-2, as amended	333-129937	10.11	11/23/2005

10.7**	Employment Agreement by and between Banks.com, Inc. and Daniel M. O’Donnell dated February 22, 2007	Quarterly Report on Form 10QSB	001-33074	10.1	5/14/2007

10.8**	Employment Agreement by and between Banks.com, Inc. and Gary W. Bogatay dated February 22, 2007	Quarterly Report on Form 10QSB	001-33074	10.2	5/14/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.9**	Employment Agreement by and between Banks.com, Inc. and Andrew Keery dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.7	1/11/2006

10.10**	Employment Agreement by and between Banks.com, Inc. and Steven Ernst dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.8	1/11/2006

10.11**	Employment Agreement by and between Banks.com, Inc. and Robert Hoult dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.10	1/11/2006

10.12**	Employment Agreement by and between Banks.com, Inc. and Kimberly O’Donnell dated October 27, 2004	Quarterly Report on Form 10QSB	001-33074	10.3	5/14/2007

10.13**	Separation Agreement by and between Banks.com, Inc. and Andrew Keery dated October 24, 2007					X

10.14	Amended and Restated Consulting Agreement between Banks.com, Inc. and GP Strategic Ventures dated January 9, 2006	Registration Statement on Form SB-2, as amended	333-129937	10.12	1/11/2006

10.15¿	Overture Search Services Order between Overture Services, Inc. and Walnut-Ventures, Inc. dated March 1, 2003, as amended	Registration Statement on Form SB-2, as amended	333-129937	10.14	2/7/2006

10.16	Ask Jeeves Advertising Services and Search Services Syndication Agreement dated May 24, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.15	2/7/2006

10.17	Stock Repurchase Agreement by and between Steven Ernst and Banks.com, Inc. dated May 18, 2007	Quarterly Report on Form 10QSB	001-33074	10.1	8/14/2007

10.18	Stock Repurchase Agreement by and between Robert Hoult and Banks.com, Inc. dated May 18, 2007	Quarterly Report on Form 10QSB	001-33074	10.2	8/14/2007

10.19	Stock Repurchase Agreement by and between Andrew Keery and Banks.com, Inc. dated May 18, 2007	Quarterly Report on Form 10QSB	001-33074	10.3	8/14/2007

21.1	List of Subsidiaries					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

23.1	Consent of Independent Auditors					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

¿	Confidential treatment has been requested for portions of these exhibits.
**	Indicates management compensatory plan, contract or arrangement.