Form 10-Q
period 2008-03-31
Banks.com, Inc.
filed 2008-05-15
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33074

BANKS.COM, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3234205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Kearny Street, Suite 550, San Francisco, CA 94108

(Address of principal executive offices) (Zip Code)

(415) 962-9700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $.001 par value per share	25,479,932 shares

BANKS.COM, INC. AND SUBSIDIARIES

BANKS.COM, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash	$528	2,300
Accounts receivable, net of allowances	3,799	2,703
Prepaid expenses and other	350	481
Deferred income taxes	102	40

Total current assets	4,779	5,524

Office equipment and leasehold improvements, net	1,379	1,323
Debt issuance costs, net	538	579
Patents and trademarks, net	71	73
Domains, net	12,892	13,165
Goodwill	573	573
Other intangible assets, net	1,180	—
Other assets	125	279
Deferred income taxes	490	363

Total	$22,027	21,879

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving line of credit	—	—
Accrued liabilities	439	918
Accounts payable	1,103	655
Deferred revenue	5	2
Notes Payable, net of discount	6,682	—

Total current liabilities	8,229	1,575

Notes Payable, net of discount	—	6,658

Total Liabilities	8,229	8,233

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized, 25,479,932 and 24,971,706 shares issued and outstanding	25	25
Additional paid-in capital	9,981	9,462
Retained earnings	3,792	4,159

Total stockholders’ equity	13,798	13,646

Total	$22,027	21,879

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$4,995	10,844

Cost of revenues	2,548	3,371

Gross profit	2,447	7,473

Operating expenses:
Sales and marketing expense	339	238

General and administrative expense	2,369	2,537

Total operating expenses	2,708	2,775

(Loss) earnings from operations	(261)	4,698

Interest expense	299	306

(Loss) earnings before income taxes (benefit)	(560)	4,392

Income taxes (benefit)	(193)	1,753

Net (loss) earnings	$(367)	2,639

Basic (loss) earnings per share	$(.01)	.10

Diluted (loss) earnings per share	$(.01)	.09

Dividends per share	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2008 and 2007

(Dollars in thousands)

			Additional	Retained Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2006	25,051,432	$25	8,713	2,435	11,173
Exercise of common stock options (unaudited)	83,593	—	29	—	29
Exercise of common stock warrants, net (unaudited)	194,700	—	210	—	210
Stock compensation (unaudited)	—	—	148	—	148
Net earnings (unaudited)	—	—	—	2,639	2,639

Balance at March 31, 2007 (unaudited)	25,329,725	$25	9,100	5,074	14,199

Balance at December 31, 2007	24,971,706	$25	9,462	4,159	13,646
Cash received from 2007 exercise of common stock options (unaudited)	—	—	2	—	2
Common stock issued for acquisitions (unaudited)	358,226	—	419	—	419
Common stock issued to executive officer for 2007 compensation (unaudited)	150,000	—	—	—	—
Stock compensation (unaudited)	—	—	98	—	98
Net earnings (loss) (unaudited)	—	—	—	(367)	(367)

Balance at March 31, 2008 (unaudited)	25,479,932	$25	9,981	3,792	13,798

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(367)	2,639
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation	111	105
Amortization of domains and other	330	255
Amortization of debt issuance costs and discounts	65	65
Deferred income taxes (benefit)	(189)	14
Stock compensation	98	148
Increase in accounts receivable	(1,096)	(3,187)
Decrease (increase) in prepaid expenses and other	131	(72)
Increase (decrease) in accounts payable	448	(6)
(Decrease) increase in accrued liabilities	(479)	1,201
Increase in deferred revenue	3	178
Decrease in other assets	154	—

Net cash (used in) provided by operating activities	(791)	1,340

Cash flows from investing activities:
Purchase of office equipment and leasehold improvements	(167)	(93)
Cash paid for acquisitions	(816)	—

Net cash used in investing activities	(983)	(93)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	210
Net decrease in revolving lines of credit	—	(518)
Exercise of common stock options	2	29

Net cash provided by (used in) financing activities	2	(279)

Net (decrease) increase in cash	(1,772)	968
Cash at beginning of period	2,300	347

Cash at end of period	$528	1,315

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$243	241

Income taxes	$5	82

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

(1) Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Banks.com, Inc. and its wholly-owned subsidiaries which consist of Walnut Ventures, Inc. (“Walnut”), InterSearch Corporate Services, Inc. (“ICS”), La Jolla Internet Properties, Inc. (“La Jolla”), Internet Revenue Services, Inc. (“IRS”), Overseas Internet Properties, Inc. (“Overseas”), Dotted Ventures, Inc. (“Dotted”), and MyStockFund Securities, Inc. (“MyStockFund”), collectively, the “Company”.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008, or for any other period. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

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

MyStockFund is an online broker/dealer that offers an array of financial products and services.

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

The Company’s significant accounting policies are disclosed in the Company’s Annual report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

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

The Company established the 2004 Equity Incentive Plan (“2004 Plan”) for employees and non-employee directors of the Company and reserved 1,531,624 shares of common stock for the 2004 Plan. As of December 16, 2005, the Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”). This termination did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan. Any Company employee, director, officer, consultant or advisor is eligible to receive an award under the 2005 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the board of directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock available to be granted under the 2005 Plan. On October 18, 2007, the board of directors approved an increase in the maximum number of shares of common stock reserved for issuance under the 2005 Plan to 2,544,124 shares of common stock, subject to approval by the holders of a majority of the common stock, which approval became effective on November 27, 2007. At March 31, 2008, 658,206 shares remained available for grant.

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

A summary of the stock option activity in the Company’s equity incentive plans is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,865,781	$1.92
Granted	655,000	1.06
Forfeited	(128,750)	1.85
Exercised	—	—

Outstanding at March 31, 2008	2,392,031	$1.69	8.29 years	$74

Exercisable at March 31, 2008	860,928	$1.60	6.64 years	$61

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock Compensation, Continued. There was no intrinsic value of options exercised during the three months ended March 31, 2008, compared to $190,000 for the same period in 2007. There was no tax benefit recognized for the incentive stock options exercised in either period. At March 31, 2008, the Company had 1,531,103 unvested stock options outstanding and there was $1.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through February 14, 2012. The total fair value of shares vested and recognized as compensation expense was $98,000 and $148,000 for the three months ended March 31, 2008 and 2007, respectively, and the associated income tax benefit recognized was $17,000 and $28,000 for the three months ended March 31, 2008 and 2007, respectively.

The fair value of each option granted for the three months ended March 31, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	4.75%	3.625% - 4.75%
Dividend yield	—	—
Expected volatility	71% - 72%	48% - 49%
Expected life in years	6.25	5 - 6.25

Grant-date fair value of options issued during the period	$ 473	$ 750
Per share value of options at grant date	$ 0.70 - $ 0.79	$ 1.19 - $ 1.59

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

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) (Loss) earnings Per Share

Basic (loss) earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share for the three months ended March 31, 2007 was computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. Outstanding stock options and warrants are not considered dilutive securities for the three months ended March 31, 2008 due to the net loss incurred by the company. Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2008			2007
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net (loss) earnings available to common stockholders	$(367)	25,428,834	$(.01)	$2,639	25,154,606	$.10
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	—		—	545,921
Incremental shares from assumed conversion of warrants	—	—		—	3,512,756

Diluted:
Net (loss) earnings available to common stockholders and assumed conversions	$(367)	25,428,834	$(.01)	$2,639	29,213,283	$.09

For the three months ended March 31, 2008, a total of 2,222,500 outstanding options with exercise prices ranging from $1.02 to $3.10 were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price. These options have expiration dates that range from 2015 to 2018.

(4) Warrants

At March 31, 2008, outstanding warrants to purchase the Company’s common stock were as follows:

Number of Common Stock Warrants	Exercise Price	Expiration Date
39,063	$1.60	October 7, 2010
477,000	$1.60	July 20, 2011
5,311,559	$1.20	September 29, 2010
499,813	$0.80	September 29, 2010

6,327,435

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

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

(6) Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. As of March 31, 2008, the Company has no outstanding shares of preferred stock.

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

(8) Financial Covenant Default

The Company is current with all principal and interest payments on the Notes. However, the Company is required to maintain the following financial ratios until the Notes are paid in full: i) a Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; ii) a Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. As of March 31, 2008, the Company was not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio. On May 9, 2008, the Company received a waiver of its obligation to comply with these financial covenants through June 30, 2008. If the Company does not regain compliance with these financial covenants, investors holding at least 51% of the Notes have the right to elect, among other things, to accelerate the Company’s indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of the Company’s assets, including its IRS.com domain name and website, that were pledged as collateral for the Notes. As a result of the foregoing, the Company’s financial statements for the quarter ended March 31, 2008 reflect that its Notes are classified as short-term debt. If the Company is successful in reaching an agreement with the holders of its Notes, the long-term portion of the Notes will again be classified as such in current and future financial statements. If an event of default exists under the Notes, the Company will not be able to borrow under its credit facility with Silicon Valley Bank. In addition, this would raise substantial doubt about the Company’s ability to continue as a going concern.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(9) Contingencies

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

(10) Acquisitions

On January 10th, 2008 the Company completed the purchase of substantially all the assets of Online Investments, Inc., including all the issued and outstanding shares of MyStockFund Securities, Inc (MyStockFund.com). The purchase price consisted of $755,000 in cash plus 358,226 shares of common stock, valued at $419,000, subject to certain adjustments as defined in the agreement. There were other out of pocket expenses in an aggregate of $158,000. MyStockFund.com is an online broker/dealer that offers an array of financial products and services. The pro forma effect of this acquisition on the 2007 and 2006 financial statements was not significant.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Banks.com, Inc.

San Francisco, California:

We have reviewed the accompanying condensed consolidated balance sheet of Banks.com, Inc. and Subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of earnings, stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 15, 2008

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. This section of this Quarterly Report contains forward–looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward–looking statement for many reasons, including those described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”). The risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

OVERVIEW

General

We are a provider of Internet advertising services that facilitate access to relevant financial related information and services on the Internet, and offer our customers a variety of online financial services products. Our recent name change to Banks.com, Inc. is representative of our decision to focus on and become a leading provider of targeted traffic in the lucrative financial services vertical of online advertising. In this regard, we intend to continue building a cohesive business around our flagship domain property www.banks.com. Through Banks.com, we provide access to current financial content, including financial articles, interest rate tables, stock quotes, stock tracking and financial calculators. We believe that focusing our content in the high-traffic financial services vertical will allow us to provide our advertisers operating in that vertical access to highly relevant traffic.

We currently depend, and expect to continue to depend in the near future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. Our advertising network partners, Yahoo! Search Marketing and Ask.com, formerly known as Ask Jeeves, together represented approximately 45% and 80% of our revenues for the three months ended March 31, 2008 and 2007, respectively, while a new advertising network partner, InfoSpace, represented 39% of our revenues for the three months ended March 31, 2008. We have two contracts with Yahoo! Search Marketing, one of which terminated March 1, 2008 and the other of which will terminate on June 1, 2008. Revenues generated from these contracts were approximately $1 million and $4.7million for the three months ended March 31, 2008 and 2007, respectively. The termination of these contracts has adversely impacted our results of operations and we are attempting to replace this relationship with other advertising network partners. However, we believe our change in strategy to focus on customer acquisition through proprietary financial products and services will reduce our reliance on advertising network partners. As we transition from a business model focused on “paid clicks”, we expect that a greater portion of our tax services-related revenue will be derived from customer acquisition and will be earned in our second fiscal quarter. Historically, most of our tax services-related revenue was derived from paid clicks and was earned in our first fiscal quarter.

Our overall business is evolving as a result of our change in strategic direction, as well as the changing dynamics within the online advertising industry. With these shifts, we have taken proactive measures to upgrade our traffic quality and conversion standards, as well as exiting some low margin business lines that no longer fit with our go forward strategy, such as domain parking (ParkingDots®) and the desktop space. We have also taken measures to mitigate our reliance on advertising network partners by transitioning toward a primary revenue strategy of customer acquisition, proprietary financial services and expanding our direct advertiser base, with third party advertising networks being utilized to augment those revenue streams. The largest providers of online search and advertising, primarily Google and Yahoo! Search Marketing, have also upgraded their traffic conversion standards and algorithms. As a result of this transition of our business model, industry trends, the expiration of our contracts with Yahoo! Search Marketing in June 2008, and our contract with Ask.com being modified to terminate their license to distribute third party results to us, we expect an adverse affect on our business. We are now focused on the financial services vertical of online advertising through our network of financial sites including www.banks.com

We review our operations based on both our financial results and non-financial measures. Our primary source of revenue is our Internet advertising services. The key financial factors upon which management focuses in reviewing performance are revenue-per-click and cost-per-click, which for the three months ended March 31, 2008 were approximately $0.18 and $0.09, respectively, compared to approximately $0.30 and $0.09, respectively for the three months ended March 31, 2007. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. A significant reduction in click-throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. We anticipate that an increase in customer acquisitions will come at the expense of paid advertiser clicks, but believe a growth in customer acquisition will allow us to build a more sustainable long term business model. Therefore, future comparisons between the number of paid clicks we generate year over year may not be a reliable measure of the success of our business if viewed in isolation. Our largest expense is traffic acquisition costs, which consist primarily of Internet advertising costs and revenue-sharing payments to our distribution network partners for access to their online user traffic. We seek to decrease our cost-per-click by increasing the number of proprietary web properties that we own. When Internet users access our web properties through direct navigation, it reduces our payments to distribution network partners.

Trends and Uncertainties

The application or perceived effect of new and existing laws and regulations with respect to the Internet or other online services, could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The TaxPayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 amends Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. We own the Internet domain address www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. Although we believe the passage of this bill into law in its identical form is currently speculative, the perceived effect of this pending legislation is harming our ability to retain advertisers on our website www.irs.com, as evidenced by the loss of one of our largest advertisers on this website, Second Story Software (Tax Act). The loss of this advertiser contributed to the 21% decrease in our paid clicks and the 40% decrease in our revenues per click for the three months ended March 31, 2008 as compared to the same period for 2007. The passage of H.R. 1677 into law in its current form could further adversely affect our use of our Internet domain address www.irs.com as well as our overall operations. H.R. 1677 was introduced in the 110th U.S. Congress. It will therefore fail to be enacted if not also passed by the U.S. Senate, and ultimately signed into law by the President of the United States, by the end of this Congressional session in January 2009.

Our overall business is evolving as a result of the changing dynamics within the online advertising industry. The largest providers of online search and advertising, primarily Google and Yahoo! Search Marketing, have upgraded traffic conversion standards and algorithms and prohibited us from using certain search parameters that were in use in the prior year. Our results of operations have been adversely affected by this trend. Our results of operations have also been adversely affected by the expiration of one of our contracts with Yahoo! Search Marketing on March 1, 2008, and the modification of our contract with Ask.com to terminate our license to distribute third party results. As a result of this shift in industry dynamics and the negative reactions of our current and potential advertisers to H.R. 1677, both of which have had an adverse effect on our financial condition and results of operations, we have taken proactive measures to mitigate our reliance on advertising network partners by transitioning toward a strategy of customer acquisition, proprietary products, and a direct advertiser base. Hence, we have voluntarily exited certain pay per click business lines such as ParkingDots® and the Desktop space. We are now focused on the financial services vertical of online advertising through our network of financial sites including www.banks.com and www.irs.com. Our new strategy should result in less dependency on the pay-per-click model, which has been negatively affected by these recent legislative and industry trends.

Recent Developments

In connection with our aforementioned change in business strategy, we acquired certain assets of Online Investments, Inc., a financial services holding company, in January 2008. Included in this acquisition were the web properties www.mystockfund.com and www.mystockfundkids.com and all of the issued and outstanding securities of MyStockFund Securities, Inc., an online broker/dealer offering a variety of financial services products. The purchase price for these assets consisted of $755,000 in cash plus 358,226 shares of common stock, subject to certain adjustments as defined in the purchase agreement relating to the transaction.

Business Segments

We had no reportable segments for the quarter ended March 31, 2008.

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

RESULTS OF OPERATIONS

The following table sets forth information for the three months ended March 31, 2008 and 2007 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (in thousands).

	Three Months Ended
	March 31,
	2008	2007
Statements of Operations Data:
Revenues	$4,995	10,844

Cost of revenues	2,548	3,371
Sales and marketing	339	238
General and administrative	2,369	2,537

Total expenses	5,256	6,146

(Loss) earnings from operations	(261)	4,698
Interest expense	299	306

(Loss) earnings before income taxes	(560)	4,392

Income taxes (benefit)	(193)	1,753

Net (loss) earnings	$(367)	2,639

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Revenues	100%	100%

Cost of revenues	51	31
Sales and marketing	7	2
General and administrative	47	24

Total expenses	105	57

(Loss) earnings from operations	(5)	43
Interest expense	6	3

(Loss) earnings before income taxes	(11)	40
Income taxes (benefit)	(4)	16

Net (loss) earnings	(7)	24

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue. Revenue decreased 54% from $10.8 million for the three months ended March 31, 2007 to $5 million for the same period in 2008. This can be attributed to the loss of certain direct advertisers and the decrease in paid clicks as we transition to a business strategy that is less dependent on paid clicks and focused on building a long term customer base. See the section above entitled “Overview” for additional information regarding our revised business strategy. As a result of this change in emphasis, and the circumstances dictating it, the number of paid clicks and revenue per click both decreased year over year. Paid clicks went from 34 million in the three months ended March 31, 2007 to 27 million in the same period for 2008. In addition, revenue per click was $.30 during the first quarter of last year and decreased to $.18 for the three months ended March 31, 2008.

Cost of Revenue. For the three months ended March 31, 2007 cost of revenue was $3.4 million and decreased to $2.5 million for the same period in 2008. This 26% decrease is primarily attributable to a decrease in Search Engine Marketing efforts resulting in lower overall traffic acquisition costs, while cost per click was unchanged at $.09.

Sales and Marketing. Sales and marketing expense increased from $238,000 for the three months ended March 31, 2007 to $339,000 for the same period in 2008. This increase of $101,000 is mainly attributable to an increase in personnel and consulting costs.

General and Administrative. General and administrative expenses decreased 7% from $2.5 million for the three months ended March 31, 2007 to $2.4 million for the same period in 2008. The decrease is due primarily to a decrease in personnel and benefit costs of $111,000, and a decrease in technology infrastructure costs of $99,000, partially offset by an increase in depreciation and amortization of $81,000, and an increase in professional and consulting fees of $37,000.

Interest Expense. Interest expense was $306,000 for the three months ended March 31, 2007 compared to $299,000 for the same period in 2008.

Income Taxes. Income tax expense was $1.8 million, an effective tax rate of 40%, for the three months ended March 31, 2007 compared to a $193,000 tax benefit, an effective tax rate of 34%, for the same period in 2008. This decrease is primarily a result of a decrease in our pretax earnings from $4.4 million for the three months ended March 31, 2007 compared to a pretax loss of $560,000 for the three months ended March 31, 2008. Differences from the statutory effective tax rate result from permanent tax differences, including stock compensation.

Net (Loss) Earnings. As a result of the foregoing, net loss for the three months ended March 31, 2008 was $367,000 or $0.01 per basic and diluted share compared to net earnings of $2.6 million or $0.10 per basic and $0.09 per diluted share for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our growth primarily through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of March 31, 2008, we had $528,000 in cash as compared to $2.3 million at December 31, 2007.

We have a $1.25 million revolving line of credit with Silicon Valley Bank. Advances under our credit facility bore interest at an effective rate of approximately 6% at March 31, 2008, and require the payment of a collateral handling fee ranging from .1% to .25% per month of financed receivables. There was no outstanding balance under this credit facility at March 31, 2008 or December 31, 2007.

In July 2006, we completed the sale of 13.50% Senior Subordinated Notes Due 2011 in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60. The warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which totaled approximately $1.3 million.

Both the Silicon Valley Bank loan agreement and the investment agreement pursuant to which we issued the Notes contain restrictions of a nature generally found in agreements of these types that may limit our ability to, among other things, sell or acquire assets, incur additional indebtedness, make certain investments, purchase capital stock, and pay dividends.

We are current with all principal and interest payments on the Notes. However, the investment agreement pursuant to which we issued the Notes requires us to maintain the following financial ratios until the Notes are paid in full: (i) a Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; (ii) a Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and (iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. The foregoing financial covenants are measured only on the last day of each fiscal quarter. As of March 31, 2008, we were not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio. On May 9, 2008, we received from the holders of the Notes a waiver of our obligation to comply with these financial covenants through June 30, 2008, the last day of our second fiscal quarter. If we do not regain compliance with these financial covenants, investors holding at least 51% of the Notes may elect, among other things, to accelerate our indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of our assets, including our IRS.com domain name and website, that were pledged as collateral for the Notes. As a result of the foregoing, our financial statements for the quarter ended March 31, 2008 reflect that our Notes are classified as short-term debt. If we are successful in reaching an agreement with the holders of our Notes, the long-term portion of the Notes will again be classified as such in current and future financial statements. In addition, the Notes will accrue interest at the default rate of 17.50% per annum. As of March 31, 2008, we had outstanding principal and interest in the amount of $7.0 million under the Notes.

Our credit facility with Silicon Valley Bank contains cross-default provisions. Therefore, if we do not regain compliance with our financial covenants by the time our waiver expires, our ability to borrow additional amounts under this facility will be eliminated. We are currently in discussions with the holders of the Notes to obtain an amendment of the investment agreement pertaining to the Notes to establish new financial covenants for future periods. We can offer no assurances that we will be able to negotiate such an amendment. If we do not regain compliance with the financial covenants contained in the investment agreement relating to the Notes in accordance with the existing waiver, and are unable to obtain an amendment of such covenants or an additional waiver, an event of default will exist under the Notes. If the holders of the Notes declare the Notes immediately due and payable or seek to foreclose on any of our assets, it would raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows for the Three Months Ended March 31, 2008

Net cash used in operating activities for the three months ended March 31, 2008 was $791,000 consisting primarily of a net loss of $367,000, an increase in accounts receivable of $1.1 million, and a decrease in accrued liabilities of $479,000, partially offset by an increase in accounts payable of $448,000, and depreciation and amortization of $441,000.

Net cash used in investing activities for the three months ended March 31, 2008 of $983,000 primarily was for the acquisition of MyStockFund.

Net cash provided by financing activities for the three months ended March 31, 2008 of $2,000 was proceeds from exercise of common stock options.

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

Our significant accounting policies are discussed in Note 2 to our unaudited condensed consolidated financial statements appearing at the beginning of this quarterly report and are fully disclosed in our annual report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer), Daniel M. O’Donnell, and our Chief Financial Officer (principal financial officer), Gary W. Bogatay, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and, based on such evaluation, concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our filings with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any legal proceedings other than routine litigation arising in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe the results of such litigation, even if the outcome were unfavorable to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Silicon Valley Bank Loan and Security Agreement, dated December 10, 2004, as amended, between us, Silicon Valley Bank, Walnut Ventures, Inc., and Corporate Consulting Services, Inc., prohibits us from paying any dividends or making any distributions without the prior written consent of Silicon Valley Bank. In addition, the Investment Agreement, dated July 21, 2006, between us and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P., prohibits us and our subsidiaries from declaring or making any dividend payments or any other distributions of cash, property or assets, in respect of any of our capital stock or any warrants, rights or options to acquire our capital stock. However, the Investment Agreement provides two exceptions to this prohibition – (1) we and our subsidiaries may declare and make dividend payments or other distributions payable solely in our common stock and (2) each of our wholly owned subsidiaries may declare and make dividend payments or other distributions to us or to another one of our subsidiaries, in each case to the extent not prohibited under applicable requirements of law.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On July 21, 2006, we entered into an Investment Agreement (the “Investment Agreement”) with respect to the sale of our 13.50% Senior Subordinated Notes Due 2011 in the aggregate principal amount of $7.0 million (the “Notes”) with Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P. (collectively, the “Investors”) under which we are obligated to take certain actions and refrain from taking certain actions while the Notes are outstanding, including, without limitation, meeting certain financial covenants. Upon our failure to meet our payment obligations, or our failure to comply with any affirmative or negative covenant, or should any other situation arise which constitutes an “Event of Default” under the Investment Agreement, Investors holding at least 51% of the Notes can elect, among other things, to accelerate our indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of our assets including our IRS.com domain name and website, that were pledged as collateral for the Notes. While an Event of Default exists, such Investors may also require us to pay interest on the Notes at a rate per annum that is 4% greater than the rate of interest otherwise then in effect for the Notes.

As of March 31, 2008, we were not in compliance with the financial covenants contained in the Investment Agreement, which are measured at the end of each fiscal quarter and require (1) that our leverage ratio is greater than 2.5 to 1.0 as of the last day of any fiscal quarter and (2) that our fixed charge coverage ratio is less than 1.8 to 1.0 as of the last day of any fiscal quarter. The Investors granted us a waiver with respect to our compliance with these financial covenants on May 9, 2008. Such waiver will be effective through June 30, 2008. Our credit facility with Silicon Valley Bank contains cross-default provisions. Therefore, if we do not regain compliance with our financial covenants in accordance with the waiver, our ability to borrow additional amounts under this facility will be eliminated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Item 2.04. Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement.

The information provided in “Item 3. Defaults Upon Senior Securities” is incorporated into this “Item 5. Other Information” by reference.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Purchase Agreement by and among Banks.com, Inc., InterSearch Corporate Services, Inc., MyStockFund Securities, Inc., and Online Investments, Inc. effective as of November 29, 2007					X

15.1	Letter on Unaudited Interim Financial Information					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKS.COM, INC.

Date: May 15, 2008	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	By	/s/ Gary W. Bogatay, Jr.
Gary W. Bogatay, Jr.
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)