Form 10-Q
period 2008-06-30
Banks.com, Inc.
filed 2008-08-14
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $.001 par value per share	25,479,932 shares

BANKS.COM, INC. AND SUBSIDIARIES

BANKS.COM, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM  1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets

Current assets:
Cash	$1,661	2,300
Accounts receivable, net of allowances	1,667	2,703
Prepaid expenses and other	285	481
Deferred income taxes	—	40

Total current assets	3,613	5,524

Office equipment and leasehold improvements, net	1,284	1,323
Debt issuance costs, net	498	579
Patents and trademarks, net	69	73
Domains, net	12,619	13,165
Goodwill	573	573
Other intangible assets, net	1,118	—
Other assets	125	279
Deferred income taxes	707	363

Total	$20,606	21,879

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued liabilities	277	918
Accounts payable	561	655
Deferred revenue	9	2
Deferred income taxes	3	—
Notes payable, net of discount	6,473	—

Total current liabilities	7,323	1,575

Notes payable, net of discount	—	6,658

Total liabilities	7,323	8,233

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized, 25,479,932 and 24,971,706 shares issued and outstanding	25	25
Additional paid-in capital	10,143	9,462
Retained earnings	3,115	4,159

Total stockholders’ equity	13,283	13,646

Total	$20,606	21,879

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$3,184	7,164	8,179	18,008
Cost of revenues	1,391	3,241	3,939	6,612

Gross profit	1,793	3,923	4,240	11,396

Operating expenses:
Sales and marketing expense	312	254	651	492
General and administrative expense	2,109	2,790	4,478	5,327

Total operating expenses	2,421	3,044	5,129	5,819

(Loss) earnings from operations	(628)	879	(889)	5,577
Interest expense	297	288	596	594

(Loss) earnings before income taxes (benefit)	(925)	591	(1,485)	4,983
Income taxes (benefit)	(248)	259	(441)	2,012

Net (loss) earnings	$(677)	332	(1,044)	2,971

Basic (loss) earnings per share	$(.03)	.01	(.04)	.12

Diluted (loss) earnings per share	$(.03)	.01	(.04)	.10

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2008 and 2007

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2006	25,051,432	$25	8,713	2,435	11,173
Exercise of common stock options (unaudited)	84,374	—	29	—	29
Exercise of common stock warrants, net (unaudited)	194,700	—	210	—	210
Retirement of 625,000 shares of common stock (unaudited)	(625,000)	—	(750)	—	(750)
Stock compensation (unaudited)	—	—	396	—	396
Net earnings (unaudited)	—	—	—	2,971	2,971

Balance at June 30, 2007 (unaudited)	24,705,506	$25	8,598	5,406	14,029

Balance at December 31, 2007	24,971,706	$25	9,462	4,159	13,646
Cash received from 2007 exercise of common stock options (unaudited)	—	—	2	—	2
Common stock issued for acquisitions (unaudited)	358,226	—	419	—	419
Common stock issued for services (unaudited)	—	—	50	—	50
Common stock issued to executive officer for 2007 compensation (unaudited)	150,000	—	—	—	—
Stock compensation (unaudited)	—	—	210	—	210
Net earnings (loss) (unaudited)	—	—	—	(1,044)	(1,044)

Balance at June 30, 2008 (unaudited)	25,479,932	$25	10,143	3,115	13,283

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(1,044)	2,971
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	230	210
Amortization of domains and other	667	510
Amortization of debt issuance costs and discounts	130	130
Deferred income tax benefit	(301)	(67)
Stock compensation and services	260	396
Decrease in accounts receivable	1,036	56
Decrease (increase) in prepaid expenses and other	196	(104)
Decrease in accounts payable	(94)	(922)
(Decrease) increase in accrued liabilities	(641)	284
Increase (decrease) in deferred revenue	7	(57)
Decrease (increase) in other assets	154	(125)

Net cash provided by operating activities	600	3,282

Cash flows from investing activities:
Purchase of office equipment and leasehold improvements	(191)	(194)
Purchase of domains	—	(824)
Cash paid for acquisitions	(816)	—

Net cash used in investing activities	(1,007)	(1,018)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	210
Retirement of common stock	—	(750)
Net decrease in revolving lines of credit	—	(518)
Net decrease in notes payable	(234)	—
Exercise of common stock options	2	29

Net cash used in financing activities	(232)	(1,029)

Net (decrease) increase in cash	(639)	1,235
Cash at beginning of period	2,300	347

Cash at end of period	$1,661	1,582

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$484	483

Income taxes	$12	1,546

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008, or for any other period. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

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

The Company established the 2004 Equity Incentive Plan (“2004 Plan”) for employees and non-employee directors of the Company and reserved 1,531,624 shares of common stock for the 2004 Plan. As of December 16, 2005, the Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”). This termination did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan. Any Company employee, director, officer, consultant or advisor is eligible to receive an award under the 2005 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the board of directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock available to be granted under the 2005 Plan. On October 18, 2007, the board of directors approved an increase in the maximum number of shares of common stock reserved for issuance under the 2005 Plan to 2,544,124 shares of common stock, subject to approval by the holders of a majority of the common stock, which approval became effective on November 27, 2007. At June 30, 2008, 752,896 shares remained available for grant.

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

A summary of the stock option activity in the Company’s equity incentive plans is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,865,781	$1.92
Granted	790,000	0.95
Forfeited	(358,440)	1.72
Exercised	—	—

Outstanding at June 30, 2008	2,297,341	$1.62	8.18 years	$26

Exercisable at June 30, 2008	916,475	$1.63	6.80 years	$24

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock Compensation, Continued. There was no intrinsic value of options exercised during the three and six months ended June 30, 2008, compared to $2,000 and $191,500 for the same periods in 2007. There was no tax benefit recognized for the incentive stock options exercised in either period. At June 30, 2008, the Company had 1,380,866 unvested stock options outstanding and there was $1.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through February 14, 2012. The total fair value of shares vested and recognized as compensation expense was $112,000 and $210,000 for the three and six months ended June 30, 2008, respectively, compared to $248,000 and $396,000 respectively for the same periods in 2007. The associated income tax benefit recognized was $19,000 and $36,000 for the three and six months ended June 30, 2008, respectively, compared to $76,000 and $104,000 respectively for the same periods in 2007.

The fair value of each option granted for the three and six months ended June 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (dollars in thousands, except per share data):

	Three Months Ended June 30,
	2008	2007
Risk-free interest rate	4.25%	3.875% - 4.25%
Expected Dividend yield	—	—
Expected volatility	88%	48%
Expected life in years	5.5	5.75 - 6.25

Grant-date fair value of options issued during the period	$40	$483
Per share value of options at grant date	$0.30	$1.23 - $1.25

	Six Months Ended June 30,
	2008	2007
Risk-free interest rate	4.25% - 4.75%	3.625% - 4.75%
Expected Dividend yield	—	—
Expected volatility	71% - 88%	48% - 49%
Expected life in years	5.5 - 6.25	5 - 6.25

Grant-date fair value of options issued during the period	$513	$1,233
Per share value of options at grant date	$0.30 - $0.79	$1.19 - $1.59

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

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) (Loss) earnings Per Share

Basic (loss) earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2007 were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. Outstanding stock options and warrants are not considered dilutive securities for the three and six months ended June 30, 2008 due to the net loss incurred by the company. Earnings per common share have been computed based on the following:

	Three Months Ended June 30,
	2008			2007
	Earnings (Loss)	Weighted- Average Shares	Per Share Amount	Earnings (Loss)	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net (loss) earnings available to common stockholders	$(677)	25,479,932	$(.03)	$332	24,911,026	$.01
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	—		—	594,028
Incremental shares from assumed conversion of warrants	—	—		—	3,394,853

Diluted:
Net (loss) earnings available to common stockholders and assumed conversions	$(677)	25,479,932	$(.03)	$332	28,899,907	$.01

	Six Months Ended June 30,
	2008			2007
	Earnings (Loss)	Weighted- Average Shares	Per Share Amount	Earnings (Loss)	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net (loss) earnings available to common stockholders	$(1,044)	25,454,383	$(.04)	$2,971	25,032,143	$.12
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	—		—	597,800
Incremental shares from assumed conversion of warrants	—	—		—	3,430,424

Diluted:
Net (loss) earnings available to common stockholders and assumed conversions	$(1,044)	25,454,383	$(.04)	$2,971	29,060,367	$.10

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) (Loss) earnings Per Share, Continued

For the three and six months ended June 30, 2008, a total of 2,155,154 outstanding options with exercise prices ranging from $0.41 to $3.10, and 1,995,154 outstanding options with exercise prices ranging from $1.02 to $3.10, respectively, were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price. These options have expiration dates that range from 2014 to 2018. Also due to the exercise price exceeding the average market price, all outstanding warrants were excluded from the calculation of earnings per share for the three and six months ended June 30, 2008, for a total 6,327,435 outstanding warrants, with exercise prices ranging from $0.80 to $1.60, and expiration dates that range from 2010 to 2011.

(4) Warrants

At June 30, 2008, outstanding warrants to purchase the Company’s common stock were as follows:

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

(6) Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. As of June 30, 2008, the Company has no outstanding shares of preferred stock.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

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

(8) Financial Covenant Default

The Company is current with all principal and interest payments on the Notes. However, the Company is required to maintain the following financial ratios until the Notes are paid in full: i) a Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; ii) a Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and iii) Capital Expenditures not greater than (a) $1,000,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. As of March 31, 2008, the Company was not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio. On May 9, 2008, the Company received a waiver of its obligation to comply with these financial covenants through June 30, 2008. If the Company does not regain compliance with these financial covenants by September 30, 2008, investors holding at least 51% of the Notes have the right to elect, among other things, to accelerate the Company’s indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of the Company’s assets, including its IRS.com domain name and website, that were pledged as collateral for the Notes. As a result of the foregoing, the Company’s financial statements for the period ended June 30, 2008 reflect that its Notes are classified as short-term debt. If the Company is successful in reaching an agreement with the holders of its Notes, the long-term portion of the Notes will again be classified as such in current and future financial statements. In addition, while an event of default exists under the Notes, the Company may not borrow additional amounts under its credit facility with Silicon Valley Bank. If the holders of the Notes declare the Notes immediately due and payable or seek to foreclose on any of the Company’s assets, it would raise substantial doubt about the Company’s ability to continue as a going concern.

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

(10) Acquisitions

On January 10th, 2008 the Company completed the purchase of substantially all the assets of Online Investments, Inc., including all the issued and outstanding shares of MyStockFund Securities, Inc. (MyStockFund.com). The purchase price consisted of $755,000 in cash plus 358,226 shares of common stock, valued at $419,000, subject to certain adjustments as defined in the agreement. There were other out of pocket expenses in an aggregate of $158,000. MyStockFund.com is an online broker/dealer that offers an array of financial products and services. The pro forma effect of this acquisition on the 2007 and 2006 financial statements was not significant.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2008, and for the three and six month periods ended June 30, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Rule 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Banks.com, Inc.

San Francisco, California:

We have reviewed the accompanying condensed consolidated balance sheet of Banks.com, Inc. and Subsidiaries (the “Company”) as of June 30, 2008, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2008 and 2007, and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim condensed financial statements are the responsibility of the Company’s management.

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
August 14, 2008

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. This section of this Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements for many reasons, including those described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”). The risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

We currently depend, and expect to continue to depend in the near future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. Our advertising network partners, Yahoo! Search Marketing and Ask.com, formerly known as Ask Jeeves, together represented approximately 33% and 83% of our revenues for the six months ended June 30, 2008 and 2007, respectively, while a new advertising network partner, InfoSpace, represented 45% of our revenues for the six months ended June 30, 2008. We had two contracts with Yahoo! Search Marketing, which terminated March 1, 2008 and June 1, 2008. Revenues generated from these contracts were approximately $1.5 million and $6.6 million for the six months ended June 30, 2008 and 2007, respectively. The termination of these contracts has adversely impacted our results of operations and we are attempting to replace this relationship with other advertising network partners. However, we believe our change in strategy to focus on customer acquisition through proprietary financial products and services will reduce our reliance on advertising network partners.

Our overall business is evolving as a result of our change in strategic direction, as well as the changing dynamics within the online advertising industry. With these shifts, we have taken proactive measures to upgrade our traffic quality and conversion standards, as well as exiting some low margin business lines that no longer fit with our go forward strategy, such as domain parking (ParkingDots®) and the desktop space. We have also taken measures to mitigate our reliance on advertising network partners by transitioning toward a primary revenue strategy of customer acquisition, proprietary financial services and expanding our direct advertiser base, with third party advertising networks being utilized to augment those revenue streams. The largest providers of online search and advertising, primarily Google and Yahoo! Search Marketing, have also upgraded their traffic conversion standards and algorithms. This transition of our business model, industry trends, the expiration of our contracts with Yahoo! Search Marketing in March and June 2008, and our contract with Ask.com being modified to terminate their license to distribute third party results to us, is having an adverse affect on our business. We are now focused on the financial services vertical of online advertising through our network of financial sites including www.banks.com

We review our operations based on both our financial results and non-financial measures. Our primary source of revenue is our Internet advertising services. The key financial factors upon which management focuses in reviewing performance are revenue-per-click and cost-per-click, which for the six months ended June 30, 2008 were approximately $0.19 and $0.09, respectively, compared to approximately $0.28 and $0.10, respectively for the six months ended June 30, 2007. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. A significant reduction in click-throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. We anticipate that an increase in customer acquisitions will come at the expense of paid advertiser clicks, but believe a growth in customer acquisition will allow us to build a more sustainable long term business model. Therefore, future comparisons between the number of paid clicks we generate year over year may not be a reliable measure of the success of our business if viewed in isolation. Our largest expense is traffic acquisition costs, which consist primarily of Internet advertising costs and revenue-sharing payments to our distribution network partners for access to their online user traffic. We seek to decrease our cost-per-click by increasing the number of proprietary web properties that we own. When Internet users access our web properties through direct navigation, it reduces our payments to distribution network partners.

Trends and Uncertainties

The application or perceived effect of new and existing laws and regulations with respect to the Internet or other online services, could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The TaxPayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 amends Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. We own the Internet domain address www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. Although we believe the passage of this bill into law in its identical form is currently speculative, the perceived effect of this pending legislation is harming our ability to retain advertisers on our website www.irs.com, as evidenced by the loss of one of our largest advertisers on this website, Second Story Software (Tax Act). The loss of this advertiser contributed to the 34% decrease in our paid clicks and the 32% decrease in our revenues per click for the six months ended June 30, 2008 as compared to the same period for 2007. The passage of H.R. 1677 into law in its current form could further adversely affect our use of our Internet domain address www.irs.com as well as our overall operations. H.R. 1677 was introduced in the 110th U. S. Congress. It will therefore fail to be enacted if not also passed by the U.S. Senate, and ultimately signed into law by the President of the United States, by the end of this Congressional session in January 2009.

The largest providers of online search and advertising, primarily Google and Yahoo! Search Marketing, have upgraded traffic conversion standards and algorithms and prohibited us from using certain search parameters that were in use in the prior year. Our results of operations have been adversely affected by this trend. Our results of operations have also been adversely affected by the expiration of our contracts with Yahoo! Search Marketing on March 1, 2008 and June 1, 2008, and the modification of our contract with Ask.com to terminate our license to distribute third party results. As a result of this shift in industry dynamics and the negative reactions of our current and potential advertisers to H.R. 1677, both of which have had an adverse effect on our financial condition and results of operations, we have taken proactive measures to mitigate our reliance on advertising network partners by transitioning toward a strategy of customer acquisition, proprietary products, and a direct advertiser base. Hence, we have voluntarily exited certain pay per click business lines such as ParkingDots® and the Desktop space. We are now focused on the financial services vertical of online advertising through our network of financial sites including www.banks.com and www.irs.com. Our new strategy should result in less dependency on the pay-per-click model, which has been negatively affected by these recent legislative and industry trends.

Recent Developments

In connection with our aforementioned change in business strategy, we acquired certain assets of Online Investments, Inc., a financial services holding company, in January 2008. Included in this acquisition were the web properties www.mystockfund.com and www.mystockfundkids.com and all of the issued and outstanding securities of MyStockFund Securities, Inc., an online broker/dealer offering a variety of financial services products. The purchase price for these assets consisted of $755,000 in cash plus 358,226 shares of common stock valued at $419,000, subject to certain adjustments as defined in the purchase agreement relating to the transaction. There were other out of pocket expenses in an aggregate of $158,000.

Business Segments

We had no reportable segments for the three or six month periods ended June 30, 2008.

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

RESULTS OF OPERATIONS

The following table sets forth information for the three and six months ended June 30, 2008 and 2007 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Statements of Operations Data:
Revenues	$3,184	7,164	8,179	18,008

Cost of revenues	1,391	3,241	3,939	6,612
Sales and marketing	312	254	651	492
General and administrative	2,109	2,790	4,478	5,327

Total expenses	3,812	6,285	9,068	12,431

(Loss) earnings from operations	(628)	879	(889)	5,577
Interest expense	297	288	596	594

(Loss) earnings before income taxes	(925)	591	(1,485)	4,983
Income taxes (benefit)	(248)	259	(441)	2,012

Net (loss) earnings	$(677)	332	(1,044)	2,971

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	100%	100%	100%	100%

Cost of revenues	44	45	48	37
Sales and marketing	10	4	8	3
General and administrative	66	39	55	29

Total expenses	120	88	111	69

(Loss) earnings from operations	(20)	12	(11)	31
Interest expense	9	4	7	3

(Loss) earnings before income taxes	(29)	8	(18)	28
Income taxes (benefit)	(8)	3	(5)	11

Net (loss) earnings	(21)	5	(13)	17

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue. Revenue decreased 56% from $7.2 million for the three months ended June 30, 2007 to $3.2 million for the same period in 2008. This can be attributed to the loss of certain direct advertisers and the decrease in paid clicks as we transition to a business strategy that is less dependent on paid clicks and focused on building a long term customer base. See the section above entitled “Overview” for additional information regarding our revised business strategy. As a result of this change in emphasis, and the circumstances dictating it, the number of paid clicks and revenue per click both decreased year over year. Paid clicks went from 28 million in the three months ended June 30, 2007 to 13 million in the same period for 2008. In addition, revenue per click was $.25 for the three months ended June 30, 2007 and decreased to $.23 for the same period in 2008.

Cost of Revenue. For the three months ended June 30, 2007 cost of revenue was $3.2 million and decreased to $1.4 million for the same period in 2008. This 57% decrease is primarily attributable to a decrease in Search Engine Marketing efforts resulting in lower traffic acquisition costs.

Sales and Marketing. Sales and marketing expense increased from $254,000 for the three months ended June 30, 2007 to $312,000 for the same period in 2008. This increase of $58,000 is mainly attributable to an increase in personnel and consulting costs.

General and Administrative. General and administrative expenses decreased 24% from $2.8 million for the three months ended June 30, 2007 to $2.1 million for the same period in 2008. We have taken proactive measures to reduce expenses to coincide with the decrease in revenue. The decrease is due primarily to a decrease in personnel and benefit costs of $539,000, a decrease in technology infrastructure costs of $179,000, a decrease in travel expense of $50,000, and a decrease in other various operating costs of $52,000, partially offset by an increase in depreciation and amortization of $96,000.

Interest Expense. Interest expense was $288,000 for the three months ended June 30, 2007 compared to $297,000 for the same period in 2008.

Income Taxes. Income tax expense was $259,000, an effective tax rate of 44%, for the three months ended June 30, 2007 compared to a $248,000 tax benefit, an effective tax rate of 27%, for the same period in 2008. This decrease is primarily a result of a decrease in our pretax earnings from $591,000 for the three months ended June 30, 2007 compared to a pretax loss of $925,000 for the three months ended June 30, 2008. Differences from the statutory effective tax rate result from permanent tax differences, including stock compensation.

Net (Loss) Earnings. As a result of the foregoing, net loss for the three months ended June 30, 2008 was $677,000 or $0.03 per basic and diluted share compared to net earnings of $332,000 or $0.01 per basic and diluted share for the same period in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue. Revenue decreased 55% from $18 million for the six months ended June 30, 2007 to $8.2 million for the same period in 2008. This can be attributed to the loss of certain direct advertisers and the decrease in paid clicks as we transition to a business strategy that is less dependent on paid clicks and focused on building a long term customer base. See the section above entitled “Overview” for additional information regarding our revised business strategy. As a result of this change in emphasis, and the circumstances dictating it, the number of paid clicks and revenue per click both decreased year over year. Paid clicks went from 62 million in the six months ended June 30, 2007 to 41 million in the same period for 2008. In addition, revenue per click was $.28 during the first six months of last year and decreased to $.19 for the six months ended June 30, 2008.

Cost of Revenue. For the six months ended June 30, 2007 cost of revenue was $6.6 million and decreased to $3.9 million for the same period in 2008. This 40% decrease is primarily attributable to a decrease in Search Engine Marketing efforts resulting in lower traffic acquisition costs.

Sales and Marketing. Sales and marketing expense increased from $492,000 for the six months ended June 30, 2007 to $651,000 for the same period in 2008. This increase of $159,000 is mainly attributable to an increase in personnel and consulting costs.

General and Administrative. General and administrative expenses decreased 16% from $5.3 million for the six months ended June 30, 2007 to $4.5 million for the same period in 2008. We have taken proactive measures to reduce expenses to coincide with the decrease in revenue. The decrease is due primarily to a decrease in personnel and benefit costs of $650,000, a decrease in technology infrastructure costs of $278,000, a decrease in travel expense of $74,000, and a decrease in other various operating costs of $64,000, partially offset by an increase in depreciation and amortization of $177,000, and an increase in professional and consulting fees of $60,000.

Interest Expense. Interest expense was $594,000 for the six months ended June 30, 2007 compared to $596,000 for the same period in 2008.

Income Taxes. Income tax expense was $2 million, an effective tax rate of 40%, for the six months ended June 30, 2007 compared to a $441,000 tax benefit, an effective tax rate of 30%, for the same period in 2008. This decrease is primarily a result of a decrease in our pretax earnings from $5 million for the six months ended June 30, 2007 compared to a pretax loss of $1.5 million for the six months ended June 30, 2008. Differences from the statutory effective tax rate result from permanent tax differences, including stock compensation.

Net (Loss) Earnings. As a result of the foregoing, net loss for the six months ended June 30, 2008 was $1 million or $0.04 per basic and diluted share compared to net earnings of $3 million or $0.12 per basic and $0.10 per diluted share for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our growth primarily through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of June 30, 2008, we had $1.7 million in cash as compared to $2.3 million at December 31, 2007.

We have a $1.25 million revolving line of credit with Silicon Valley Bank. Advances under our credit facility bore interest at an effective rate of approximately 5.75% at June 30, 2008, and require the payment of a collateral handling fee ranging from .1% to .25% per month of financed receivables. There was no outstanding balance under this credit facility at June 30, 2008 or December 31, 2007.

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

We are current with all principal and interest payments on the Notes. However, the investment agreement pursuant to which we issued the Notes requires us to maintain the following financial ratios until the Notes are paid in full: (i) a Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; (ii) a Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and (iii) Capital Expenditures not greater than (a) $1,000,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. The foregoing financial covenants are measured only on the last day of each fiscal quarter. As of March 31, 2008, we were not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio. On May 9, 2008, we received from the holders of the Notes a waiver of our obligation to comply with these financial covenants through June 30, 2008. If we do not regain compliance with these financial covenants by September 30, 2008, investors holding at least 51% of the Notes may elect, among other things, to accelerate our indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of our assets, including our IRS.com domain name and website that were pledged as collateral for the Notes. In addition, the Notes will accrue interest at the default rate of 17.50% per annum. As a result of the foregoing, our financial statements for the period ended June 30, 2008 reflect that our Notes are classified as short-term debt. If we are successful in reaching an agreement with the holders of our Notes, the long-term portion of the Notes will again be classified as such in current and future financial statements. As of June 30, 2008, we had outstanding principal and interest in the amount of $6.8 million under the Notes.

Our credit facility with Silicon Valley Bank contains cross-default provisions. Therefore, our ability to borrow additional amounts under this facility has been suspended and will be eliminated if we do not regain compliance with our financial covenants. We are currently in discussions with the holders of the Notes to obtain an amendment of the investment agreement pertaining to the Notes to waive compliance with the financial covenants as of September 30, 2008 and to establish new financial covenants for future periods. We can offer no assurances that we will be able to negotiate such an amendment. If we do not regain compliance with the financial covenants contained in the investment agreement relating to the Notes by September 30, 2008, and are unable to obtain an amendment of such covenants or an additional waiver, an event of default will exist under the Notes. If the holders of the Notes declare the Notes immediately due and payable or seek to foreclose on any of our assets, it would raise substantial doubt about our ability to continue as a going concern.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We intend to use cash flow from operations and operating cost reductions, and availability under our credit line, or a combination of these to fund anticipated levels of operations and acquisitions for the next 12 months.

In the comparisons below, net cash flows provided by operating activities primarily consist of net earnings adjusted for certain items such as depreciation and amortization, deferred income taxes and changes in working capital.

Cash Flows for the Six Months Ended June 30, 2008

Net cash provided by operating activities for the six months ended June 30, 2008 was $600,000 consisting primarily of a net loss of $1 million, a decrease in accrued liabilities of $641,000, and a deferred income tax benefit of $301,000, offset by an decrease in accounts receivable of $1 million, depreciation and amortization of $897,000, and stock compensation expense of $260,000.

Net cash used in investing activities for the six months ended June 30, 2008 of $1 million primarily was for the acquisition of MyStockFund.

Net cash used in financing activities for the six months ended June 30, 2008 of $232,000 was primarily attributable to the repayment of our notes payable.

Cash Flows for the Six Months Ended June 30, 2007

Net cash provided by operating activities for the six months ended June 30, 2007 was $3.3 million consisting primarily of net earnings of $3 million, increased by depreciation and amortization of $720,000, stock compensation expense of $396,000, and partially offset by a decrease in accounts payable of 922,000.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

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

ITEM 1 – LEGAL PROCEEDINGS

We are not involved in any legal proceedings other than routine litigation arising in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe the results of such litigation, even if the outcome were unfavorable to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

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

As of March 31, 2008, we were not in compliance with the financial covenants contained in the Investment Agreement, which are measured on the last day of each fiscal quarter and require (1) that our leverage ratio is not greater than 2.5 to 1.0 as of the last day of any fiscal quarter and (2) that our fixed charge coverage ratio is not less than 1.8 to 1.0 as of the last day of any fiscal quarter. On May 9, 2008, we received from the Investors a waiver of our obligation to comply with these financial covenants through June 30, 2008, the last day of our second fiscal quarter. If we do not regain compliance with these financial covenants by September 30, 2008, Investors holding at least 51% of the Notes have the right to take any of the actions described above, including, without limitation, declaring the Notes immediately due and payable. As of June 30, 2008, we had outstanding principal and interest in the amount of approximately $6.8 million under the Notes. As a result of the foregoing, beginning March 31, 2008, our financial statements reflected that the Notes are classified as short-term debt. In addition, our credit facility with Silicon Valley Bank contains cross-default provisions. Therefore, our ability to borrow additional amounts under this facility has been suspended, and will be eliminated if we do not regain compliance with the financial covenants in the Investment Agreement by September 30, 2008.

We are currently in discussions with the Investors to obtain an amendment to the Investment Agreement to waive compliance with the financial covenants as of September 30, 2008 and to establish new financial covenants for future periods. We can offer no assurances that we will be able to negotiate an amendment with the Investors. If the holders of the Notes declare the Notes immediately due and payable or seek to foreclose on any of our assets, it would raise substantial doubt about our ability to continue as a going concern.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Banks.com, Inc. was held on May 21, 2008. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for and against, as well the number of abstentions as to each matter.

(a) Our shareholders elected the following persons as directors of Banks.com, Inc., with votes for, votes against and abstentions listed below for each nominee:

Director Nominee	Votes For	Votes Against	Abstain
Daniel M. O’Donnell	13,769,372	0	3,718,742
Frank McPartland	13,591,919	0	3,896,195
Lawrence J. Gibson	13,842,292	0	3,645,822
Charles K. Dargan II	13,842,292	0	3,645,822

(b) Our shareholders ratified the appointment of Hacker, Johnson & Smith, P.A. as the independent registered public accounting firm for Banks.com, Inc., for the fiscal year ending December 31, 2008, with votes for, votes against and abstentions listed below:

For	Against	Abstain
15,249,412	925,629	1,313,073

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

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

BANKS.COM, INC.

Date: August 14, 2008	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By	/s/ Gary W. Bogatay, Jr.
Gary W. Bogatay, Jr.
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)