Form 10-Q
period 2008-09-30
Banks.com, Inc.
filed 2008-11-14
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $.001 par value per share	25,588,651 shares

BANKS.COM, INC. AND SUBSIDIARIES

BANKS.COM, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM  1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash	$1,296	2,300
Accounts receivable, net of allowances	783	2,703
Prepaid expenses and other	266	198
Refundable income taxes	878	283
Deferred income taxes	—	40

Total current assets	3,223	5,524

Office equipment and leasehold improvements, net	1,180	1,323
Debt issuance costs, net	456	579
Patents and trademarks, net	66	73
Domains, net	12,346	13,165
Goodwill	573	573
Other intangible assets, net	1,059	—
Other assets	125	279
Deferred income taxes	840	363

Total	$19,868	21,879

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued liabilities	700	918
Accounts payable	555	655
Deferred revenue	7	2
Deferred income taxes	5	—
Notes payable, net of discount	6,147	—

Total current liabilities	7,414	1,575

Notes payable, net of discount	—	6,658

Total liabilities	7,414	8,233

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized, 25,588,651 and 24,971,706 shares issued and outstanding	25	25
Additional paid-in capital	10,270	9,462
Retained earnings	2,159	4,159

Total stockholders’ equity	12,454	13,646

Total	$19,868	21,879

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$1,363	5,102	9,542	23,110
Cost of revenues	548	2,489	4,487	9,101

Gross profit	815	2,613	5,055	14,009

Operating expenses:

Sales and marketing expense	233	629	884	1,121
General and administrative expense	1,749	2,491	6,227	7,818

Total operating expenses	1,982	3,120	7,111	8,939

(Loss) earnings from operations	(1,167)	(507)	(2,056)	5,070
Interest expense	282	296	878	890

(Loss) earnings before income taxes (benefit)	(1,449)	(803)	(2,934)	4,180
Income taxes (benefit)	(493)	(270)	(934)	1,742

Net (loss) earnings	$(956)	(533)	(2,000)	2,438

Basic (loss) earnings per share	$(.04)	(.02)	(.08)	.10

Diluted (loss) earnings per share	$(.04)	(.02)	(.08)	.09

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2008 and 2007

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	25,051,432	$25	8,713	2,435	11,173
Exercise of common stock options (unaudited)	162,246	—	81	—	81
Exercise of common stock warrants, net (unaudited)	333,028	—	326	—	326
Retirement of 625,000 shares of common stock (unaudited)	(625,000)	—	(750)	—	(750)
Common stock issued for services (unaudited)	—	—	29	—	29
Stock compensation (unaudited)	—	—	554	—	554
Net earnings (unaudited)	—	—	—	2,438	2,438

Balance at September 30, 2007 (unaudited)	24,921,706	$25	8,953	4,873	13,851

Balance at December 31, 2007	24,971,706	$25	9,462	4,159	13,646
Cash received from 2007 exercise of common stock options (unaudited)	—	—	2	—	2
Common stock issued for acquisitions (unaudited)	358,226	—	419	—	419
Common stock issued for services (unaudited)	108,719	—	50	—	50
Common stock issued to executive officer for 2007 compensation (unaudited)	150,000	—	—	—	—
Stock compensation (unaudited)	—	—	337	—	337
Net earnings (loss) (unaudited)	—	—	—	(2,000)	(2,000)

Balance at September 30, 2008 (unaudited)	25,588,651	$25	10,270	2,159	12,454

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(2,000)	2,438
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	353	319
Amortization of domains and other	1,005	785
Amortization of debt issuance costs and discounts	195	195
Deferred income tax benefit	(432)	(99)
Stock compensation and services	387	583
Decrease in accounts receivable	1,920	659
Increase in prepaid expenses and other	(68)	(212)
Increase in refundable income taxes	(595)	—
Decrease in accounts payable	(100)	(1,218)
(Decrease) increase in accrued liabilities	(218)	146
Increase (decrease) in deferred revenue	5	(56)
Decrease (increase) in other assets	154	(125)

Net cash provided by operating activities	606	3,415

Cash flows from investing activities:
Purchase of office equipment and leasehold improvements	(210)	(297)
Purchase of domains	—	(818)
Cash paid for acquisitions	(819)	—

Net cash used in investing activities	(1,029)	(1,115)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	326
Retirement of common stock	—	(750)
Net decrease in revolving lines of credit	—	(518)
Net decrease in notes payable	(583)	—
Exercise of common stock options	2	81

Net cash used in financing activities	(581)	(861)

Net (decrease) increase in cash	(1,004)	1,439
Cash at beginning of period	2,300	347

Cash at end of period	$1,296	1,786

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$714	723

Income taxes	$93	1,550

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008, or for any other period. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”). Certain amounts for 2007 have been reclassified to conform to the 2008 presentation.

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

The Company established the 2004 Equity Incentive Plan (“2004 Plan”) for employees and non employee directors of the Company and reserved 1,531,624 shares of common stock for the 2004 Plan. As of December 16, 2005, the Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”). This termination did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan. Any Company employee, director, officer, consultant or advisor is eligible to receive an award under the 2005 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the board of directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock available to be granted under the 2005 Plan. On October 18, 2007, the board of directors approved an increase in the maximum number of shares of common stock reserved for issuance under the 2005 Plan to 2,544,124 shares of common stock, subject to approval by the holders of a majority of the common stock, which approval became effective on November 27, 2007. At September 30, 2008, 796,331 shares remained available for grant.

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

A summary of the stock option activity in the Company’s equity incentive plans is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Weighted-Average Per Share Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,865,781	$1.92
Granted	840,000	0.91
Forfeited	(601,875)	1.52
Exercised	—	—

Outstanding at September 30, 2008	2,103,906	$1.63	7.93 years	$0

Exercisable at September 30, 2008	999,215	$1.67	6.86 years	$0

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock Compensation, Continued. There was no intrinsic value of options exercised during the three and nine months ended September 30, 2008, compared to $82,000 and $274,000 respectively for the same periods in 2007. There was no tax benefit recognized for the incentive stock options exercised in any of these periods. At September 30, 2008, the Company had 1,104,691 unvested stock options outstanding and there was $1.3 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through July 7, 2012. The total fair value of shares vested and recognized as compensation expense was $127,000 and $337,000 for the three and nine months ended September 30, 2008, respectively, compared to $158,000 and $554,000 respectively for the same periods in 2007. The associated income tax benefit recognized was $16,000 and $52,000 for the three and nine months ended September 30, 2008, respectively, compared to $23,000 and $127,000 respectively for the same periods in 2007.

The fair value of each option granted for the three and nine months ended September 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2008	2007
Risk-free interest rate	4.25%	4.25%
Expected Dividend yield	—	—
Expected volatility	89%	46%
Expected life in years	6.25	6.25

Grant-date fair value of options issued during the period	$11	$86
Per share value of options at grant date	$0.22	$0.96

Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	4.25% - 4.75%	3.625% - 4.75%
Expected Dividend yield	—	—
Expected volatility	71% - 89%	46% - 49%
Expected life in years	5.5 - 6.25	5 - 6.25

Grant-date fair value of options issued during the period	$524	$1,319
Per share value of options at grant date	$0.22 - $0.79	$0.96 - $1.59

The Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the SEC to determine the estimated life of stock options issued subsequent to the adoption of SFAS 123(R). Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility. The risk-free rate is based on the U.S. Treasury Strips with similar expected lives at the time of grant. The dividend yield is based on the Company’s history and expectation of dividend payments.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) (Loss) earnings Per Share

Basic (loss) earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share for the nine months ended September 30, 2007 was computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. Outstanding stock options and warrants are not considered dilutive securities for the three and nine months ended September 30, 2008 and the three months ended September 30, 2007 due to the net loss incurred by the company. Earnings per common share have been computed based on the following:

	Three Months Ended September 30,
	2008			2007
	Earnings (Loss)	Weighted-Average Shares	Per Share Amount	Earnings (Loss)	Weighted-Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net loss available to common stockholders	$(956)	25,515,384	$(.04)	$(533)	24,855,595	$(.02)
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	—		—	—
Incremental shares from assumed conversion of warrants	—	—		—	—

Diluted:
Net (loss) earnings available to common stockholders and assumed conversions	$(956)	25,515,384	$(.04)	$(533)	24,855,595	$(.02)

	Nine Months Ended September 30,
	2008			2007
	Earnings (Loss)	Weighted-Average Shares	Per Share Amount	Earnings (Loss)	Weighted-Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net loss available to common stockholders	$(2,000)	25,474,865	$(.08)	$2,438	24,972,647	$.10
Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	—		—	—
Incremental shares from assumed conversion of warrants	—	—		—	3,027,727

Diluted:
Net (loss) earnings available to common stockholders and assumed conversions	$(2,000)	25,474,865	$(.08)	$2,438	28,000,374	$.09

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) (Loss) earnings Per Share, Continued

For the three and nine months ended September 30, 2008, a total of 1,996,875 outstanding options with exercise prices ranging from $0.29 to $3.10, and 1,786,875 outstanding options with exercise prices ranging from $1.02 to $3.10, respectively, were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price. These options have expiration dates that range from 2014 to 2018. Also due to the exercise price exceeding the average market price, all outstanding warrants were excluded from the calculation of earnings per share for the three and nine months ended September 30, 2008, for a total 6,327,435 outstanding warrants, with exercise prices ranging from $0.80 to $1.60, and expiration dates that range from 2010 to 2011.

(4) Warrants

At September 30, 2008, outstanding warrants to purchase the Company’s common stock were as follows:

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

(6) Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. As of September 30, 2008, the Company has no outstanding shares of preferred stock.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(7) Notes Payable

In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes due 2011 in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60 (the “Warrants”). The Warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which in aggregate totaled approximately $1.3 million consisting of debt issuance cost of $806,000 and debt discount of $483,000. The debt issuance costs and debt discount are amortized over the term of the Notes using the effective interest method. The Notes issued by the Company are secured by first lien on all assets of tax-related Internet domains, including www.irs.com, and a second lien on all other assets of the Company, subordinated to the lien on all other assets of the Company’s senior lender, Silicon Valley Bank. Prior to maturity, the Notes: i) will be interest-only for the first two years; ii) will amortize 20% of the principal amount in year three; will amortize 25% of the principal amount in year four; and iii) will amortize the remainder of the principal amount in year five, with payments of principal, as applicable, and interest due monthly. The Notes can be prepaid by the Company in whole or in part in any amount greater than $100,000 at any time without penalty. The note holders will have the right to accelerate repayment of the Notes if, among other things, the Company does not meet certain financial ratios per the agreement as of the last day of any fiscal quarter. Using the Black-Scholes option-pricing model, assuming that the risk-free interest rate was 5.11%, there would be no dividends paid by the Company, the contractual life was 2.5 years and 27% stock volatility, the fair value of the warrants issued was estimated to be $171,000. The combined fair value of the common stock and warrants issued was estimated to be $483,000. The Company recorded original issue discount for this amount, which was reflected as a reduction of the outstanding subordinated debt balance of $7 million. The Company is amortizing the original issue discount over the life of the loan using the effective interest method.

(8) Financial Covenant Default

The Company is current with all principal and interest payments on the Notes. However, the Company is required to maintain the following financial ratios until the Notes are paid in full: i) a Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; ii) a Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. As of March 31, 2008, the Company was not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio. On May 9, 2008, the Company received a waiver of its obligation to comply with these financial covenants through June 30, 2008. The Company was not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio as of September 30, 2008. Consequently, investors holding at least 51% of the Notes have the right to elect, among other things, to accelerate the Company’s indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of the Company’s assets, including its IRS.com domain name and website that were pledged as collateral for the Notes. In addition, the Notes may accrue interest at the default rate of 17.50% per annum. The holders of the Notes have informed the Company that they intend to seek interest on the Notes at this increased rate while an event of default exists under the Notes. Therefore, the Company is accruing interest accordingly beginning October 1, 2008. As a result of the foregoing, the Company’s financial statements for the period ended September 30, 2008 reflect that its Notes are classified as short-term debt. If the Company is successful in reaching an agreement with the holders of its Notes, the long-term portion of the Notes will again be classified as such in current and future financial statements. In addition, while an event of default exists under the Notes, the Company may not borrow additional amounts under its credit facility with Silicon Valley Bank. If the holders of the Notes declare the Notes immediately due and payable or seek to foreclose on any of the Company’s assets, it would raise substantial doubt about the Company’s ability to continue as a going concern.

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

(11) Subsequent Events

On October 10, 2008, the Company received a letter from the NYSE Alternext US LLC (the “Exchange”) indicating that the Company is below certain of the Exchange’s continued listing standards. Specifically, the Company is not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide (the “Company Guide”) in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired, that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. The letter from the Exchange also indicated that, due to its low selling price, the Company’s common stock may not be suitable for auction market trading. The Exchange afforded the Company an opportunity to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, demonstrating its ability to regain compliance with the Exchange’s continued listing standards. While the Company intends to submit such a plan to the Exchange, there is no assurance that the Exchange will accept its plan of compliance or, if accepted, that the Company will make progress consistent with the plan, which could, among other things, result in the Exchange initiating delisting proceedings.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2008, and for the three- and nine-month periods ended September 30, 2008 and 2007 presented in this document, in accordance with standards of the Public Company Accounting Oversight Board.

Their report furnished pursuant to Rule 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Banks.com, Inc.

San Francisco, California:

We have reviewed the accompanying condensed consolidated balance sheet of Banks.com, Inc. and Subsidiaries (the “Company”) as of September 30, 2008, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2008 and 2007, and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim condensed financial statements are the responsibility of the Company’s management.

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
November 14, 2008

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. This section of this Quarterly Report contains forward–looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward–looking statements. Our actual results may differ materially from the information contained in these forward-looking statements for many reasons, including those described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”). The risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

OVERVIEW

General

We are a provider of Internet advertising services that facilitate access to relevant financial related information and services on the Internet, and offer our customers a variety of online financial services products. Our recent name change to Banks.com, Inc. is representative of our decision to focus on and become a leading provider of targeted traffic in the lucrative financial services vertical of online advertising. In this regard, we intend to continue building a cohesive business around our flagship domain property www.banks.com. Through www.banks.com, we provide access to current financial content, including financial articles, interest-rate tables, stock quotes, stock tracking and financial calculators. We believe that focusing our content in the high-traffic financial services vertical will allow us to provide our advertisers operating in that vertical access to highly relevant traffic.

We currently depend, and expect to continue to depend in the near future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. Our advertising network partners, Yahoo! Search Marketing and Ask.com, formerly known as Ask Jeeves, together represented approximately 29% and 85% of our revenues for the nine months ended September 30, 2008 and 2007, respectively, while a new advertising network partner in 2008, InfoSpace, represented 50% of our revenues for the nine months ended September 30, 2008. We had two contracts with Yahoo! Search Marketing, which terminated March 1, 2008 and June 1, 2008. Revenues generated from these contracts were approximately $1.5 million and $8.5 million for the nine months ended September 30, 2008 and 2007, respectively. The termination of these contracts has adversely impacted our results of operations and we are attempting to replace this relationship with other advertising network partners. However, we believe our change in strategy to focus on customer acquisition through proprietary financial products and services will reduce our reliance on advertising network partners. In addition, we have been aggressively reducing our sales and marketing and general and administrative (“SG&A”) expenses. SG&A expenses were $2 million for the three months ended September 30, 2008, compared to $3.1 million for the same period in 2007, a reduction of 35%. For the nine months ended September 30, 2008, these expenses were $7.1 million compared to $8.9 million for the same period in 2007, a reduction of 20%. We anticipate continuing to reduce SG&A expenses on the go forward but anticipate the rate of reduction to slow.

Our overall business is evolving as a result of our change in strategic direction, as well as the changing dynamics within the online advertising industry. With these shifts, we have taken proactive measures to upgrade our traffic quality and conversion standards, as well as exiting some low margin business lines that no longer fit with our go forward strategy, such as domain parking (ParkingDots®) and the desktop space. We have also taken measures to mitigate our reliance on advertising network partners by transitioning toward a primary revenue strategy of customer acquisition, proprietary financial services and expanding our direct advertiser base, with third party advertising networks being utilized to augment those revenue streams. The largest providers of online search and advertising, primarily Google and Yahoo! Search Marketing, have also upgraded their traffic conversion standards and algorithms. This transition of our business model, industry trends, the expiration of our contracts with Yahoo! Search Marketing in March and June 2008, and our contract with Ask.com being modified to terminate their license to distribute third party results to us, is having an adverse affect on our business. We are now focused on the financial services vertical of online advertising through our network of financial sites including www.banks.com.

We review our operations based on both our financial results and non financial measures. Our primary source of revenue is our Internet advertising services. The key financial factors upon which management focuses in reviewing performance are revenue-per-click and cost-per-click, which for the nine months ended September 30, 2008 were approximately $0.19 and $0.09, respectively, compared to approximately $0.27 and $0.10, respectively for the nine months ended September 30, 2007. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. A significant reduction in click-throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. We anticipate that an increase in customer acquisitions will come at the expense of paid advertiser clicks, but believe a growth in customer acquisition will allow us to build a more sustainable long term business model. Therefore, future comparisons between the number of paid clicks we generate year over year may not be a reliable measure of the success of our business if viewed in isolation. Our largest expense is traffic acquisition costs, which consist primarily of Internet advertising costs and revenue-sharing payments to our distribution network partners for access to their online user traffic. We seek to decrease our cost-per-click by increasing the number of proprietary web properties that we own. When Internet users access our web properties through direct navigation, it reduces our payments to distribution network partners.

Trends and Uncertainties

The application or perceived effect of new and existing laws and regulations with respect to the Internet or other online services, could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The TaxPayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 amends Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. We own the Internet domain address www.irs.com. “IRS” is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. Although we believe the passage of this bill into law in its identical form is currently speculative, the perceived effect of this pending legislation is harming our ability to retain advertisers on our website www.irs.com, as evidenced by the loss of one of our largest advertisers on this website, Second Story Software (Tax Act). The loss of this advertiser contributed to the 42% decrease in our paid clicks and the 30% decrease in our revenues per click for the nine months ended September 30, 2008 compared to the same period for 2007. The passage of H.R. 1677 into law in its current form could further adversely affect our use of our Internet domain address www.irs.com as well as our overall operations. H.R. 1677 was introduced in the 110th U. S. Congress. It will therefore fail to be enacted if not also passed by the U.S. Senate, and ultimately signed into law by the President of the United States, by the end of this Congressional session in January 2009.

The largest providers of online search and advertising, primarily Google and Yahoo! Search Marketing, have upgraded traffic conversion standards and algorithms and prohibited us from using certain search parameters that were in use in the prior year. Our results of operations have been adversely affected by this trend. Our results of operations have also been adversely affected by the expiration of our contracts with Yahoo! Search Marketing on March 1, 2008 and June 1, 2008, and the modification of our contract with Ask.com to terminate our license to distribute third party results. As a result of this shift in industry dynamics and the negative reactions of our current and potential advertisers to H.R. 1677, both of which have had an adverse effect on our financial condition and results of operations, we have taken proactive measures to mitigate our reliance on advertising network partners by transitioning toward a strategy of customer acquisition, proprietary products, and a direct advertiser base. Hence, we have voluntarily exited certain pay per click business lines such as ParkingDots® and the Desktop space. We are now focused on the financial services vertical of online advertising through our network of financial sites including www.banks.com and www.irs.com. Our new strategy should result in less dependency on the pay-per-click model, which has been negatively affected by these recent legislative and industry trends. In addition, we have been aggressively reducing our sales and marketing and general and administrative (“SG&A”) expenses. SG&A expenses were $2 million for the three months ended September 30, 2008, compared to $3.1 million for the same period in 2007, a reduction of 35%. For the nine months ended September 30, 2008, these expenses were $7.1 million compared to $8.9 million for the same period in 2007, a reduction of 20%. We anticipate continuing to reduce SG&A expenses on the go forward but anticipate the rate of reduction to slow.

Recent Developments

As of September 30, 2008, while we were current with respect to payment of principal and interest on our 13.50% Senior Subordinated Notes Due 2011, in the aggregate principal amount of $7.0 million (the “Notes”), and had paid an additional 3 monthly principal payments in advance, we were not in compliance with the financial covenants contained in the Investment Agreement relating to the Notes, which are measured on the last day of each fiscal quarter. Consequently, Investors holding at least 51% of the Notes have the right to, among other things, accelerate our indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of our assets that were pledged as collateral for the Notes. While an Event of Default exists, such Investors may also require us to pay interest on the Notes at a rate per annum that is 4% greater than the rate of interest otherwise then in effect for the Notes. The holders of our Notes have informed us that they intend to seek interest on the Notes at this increased rate while an event of default exists under the Notes. Therefore, we are accruing interest accordingly beginning October 1, 2008. We are still in discussions with the holders of the Notes to obtain a waiver of compliance with the financial covenants. We can offer no assurances that we will be able to obtain such a waiver.

During the month of October, we completed the sale of some non-core assets in an effort to pay down additional principal on the Notes and reduce monthly interest costs. The domain names Camps.com and GreatCruises.com, as well as a trademark that we owned for the term “InterSearch”, were all sold for a total proceeds of approximately $218,000, all of which was used to pay down principal on the Notes. We expect to continue to sell non-core assets as proper opportunities arise and use any proceeds from such sales to continue to pay down the principal balance on the Notes.

On October 10, 2008, we received a letter from the NYSE Alternext US LLC (the “Exchange”) indicating that we are below certain of the Exchange’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide (the “Company Guide”) in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature. The letter from the Exchange also indicated that, due to its low selling price, our common stock may not be suitable for auction market trading.

The Exchange afforded us an opportunity to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, demonstrating our ability to regain compliance with the Exchange’s continued listing standards. While we intend to submit such a plan to the Exchange, there is no assurance that the Exchange will accept our plan of compliance or, if accepted, that we will make progress consistent with the plan, which could, among other things, result in the Exchange initiating delisting proceedings.

On October 21, 2008, we announced that we have entered into an advertising partnership with InfoSpace, Inc., whereby InfoSpace will provide search services on www.banks.com. The launch of InfoSpace’s metasearch technology on our www.banks.com and www.look.com sites will allow our users to search and receive the most relevant results from the top search engines in the industry, including Google and Yahoo. We believe that InfoSpace’s unique metasearch algorithm will enable our users to receive more relevant advertising and organic results which should equate into increased revenues from search related services during tax season, our peak traffic season.

Business Segments

We had no reportable segments for the three- or nine-month periods ended September 30, 2008.

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

RESULTS OF OPERATIONS

The following table sets forth information for the three and nine months ended September 30, 2008 and 2007 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Statements of Operations Data:
Revenues	$1,363	5,102	9,542	23,110

Cost of revenues	548	2,489	4,487	9,101
Sales and marketing	233	629	884	1,121
General and administrative	1,749	2,491	6,227	7,818

Total expenses	2,530	5,609	11,598	18,040

(Loss) earnings from operations	(1,167)	(507)	(2,056)	5,070
Interest expense	282	296	878	890

(Loss) earnings before income taxes	(1,449)	(803)	(2,934)	4,180

Income taxes (benefit)	(493)	(270)	(934)	1,742

Net (loss) earnings	$(956)	(533)	(2,000)	2,438

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100%	100%	100%	100%

Cost of revenues	40	49	47	39
Sales and marketing	17	12	9	5
General and administrative	128	49	65	34

Total expenses	185	110	121	78

(Loss) earnings from operations	(85)	(10)	(21)	22
Interest expense	21	6	9	4

(Loss) earnings before income taxes	(106)	(16)	(30)	18

Income taxes (benefit)	(36)	(5)	(10)	8

Net (loss) earnings	(70)	(11)	(20)	10

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue. Revenue decreased 73% from $5.1 million for the three months ended September 30, 2007 to $1.4 million for the same period in 2008. This can be attributed to the loss of certain direct advertisers and the decrease in paid clicks as we transition to a business strategy that is less dependent on paid clicks and more focused on building a long term customer base. See the section above entitled “Overview” for additional information regarding our revised business strategy. As a result of this change in emphasis, and the circumstances dictating it, the number of paid clicks and revenue per click both decreased year over year. Paid clicks went from 21 million in the three months ended September 30, 2007 to 8 million in the same period for 2008. In addition, revenue per click was $.23 for the three months ended September 30, 2007 and decreased to $.15 for the same period in 2008.

Cost of Revenue. Cost of revenue was $2.5 million for the three months ended September 30, 2007 and decreased to $548,000 for the same period in 2008. This 78% decrease is primarily attributable to a decrease in Search Engine Marketing efforts resulting in lower traffic acquisition costs which is directly related to the termination of our Yahoo and Ask contracts.

Sales and Marketing. Sales and marketing expense decreased from $629,000 for the three months ended September 30, 2007 to $233,000 for the same period in 2008. This decrease of $396,000 is mainly attributable to a decrease in personnel and consulting costs.

General and Administrative. General and administrative expenses decreased 30% from $2.5 million for the three months ended September 30, 2007 to $1.7 million for the same period in 2008. We have taken proactive measures to reduce expenses to coincide with the decrease in revenue. The decrease is due primarily to a decrease in personnel and benefit costs of $277,000, a decrease in technology infrastructure costs of $289,000, and a decrease in travel expense of $47,000, partially offset by an increase in depreciation and amortization of $77,000. We anticipate continuing to reduce general and administrative expenses on the go forward but anticipate the rate of reduction to slow.

Interest Expense. Interest expense was $296,000 for the three months ended September 30, 2007 compared to $282,000 for the same period in 2008.

Income Taxes. Income tax benefit was $270,000, an effective tax rate of 34%, for the three months ended September 30, 2007 compared to a $493,000 tax benefit, an effective tax rate of 34%, for the same period in 2008. This increase in income tax benefit is primarily a result of an increase in our pretax loss from $803,000 for the three months ended September 30, 2007 compared to a pretax loss of $1.4 million for the three months ended September 30, 2008. Differences from the statutory effective tax rate result from permanent tax differences, including stock compensation.

Net (Loss) Earnings. As a result of the foregoing, net loss for the three months ended September 30, 2008 was $956,000 or $0.04 per basic and diluted share compared to net loss of $533,000 or $0.02 per basic and diluted share for the same period in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue. Revenue decreased 59% from $23.1 million for the nine months ended September 30, 2007 to $9.5 million for the same period in 2008. This can be attributed to the loss of certain direct advertisers and the decrease in paid clicks as we transition to a business strategy that is less dependent on paid clicks and more focused on building a long term customer base. See the section above entitled “Overview” for additional information regarding our revised business strategy. As a result of this change in emphasis, and the circumstances dictating it, the number of paid clicks and revenue per click both decreased year over year. Paid clicks went from 84 million in the nine months ended September 30, 2007 to 49 million in the same period for 2008. In addition, revenue per click was $.27 during the first nine months of last year and decreased to $.19 for the nine months ended September 30, 2008.

Cost of Revenue. Cost of revenue was $9.1 million for the nine months ended September 30, 2007 and decreased to $4.5 million for the same period in 2008. This 51% decrease is primarily attributable to a decrease in Search Engine Marketing efforts resulting in lower traffic acquisition costs.

Sales and Marketing. Sales and marketing expense decreased from $1.1 million for the nine months ended September 30, 2007 to $884,000 for the same period in 2008. This decrease of $237,000 is mainly attributable to a decrease in personnel and consulting costs.

General and Administrative. General and administrative expenses decreased 20% from $7.8 million for the nine months ended September 30, 2007 to $6.2 million for the same period in 2008. We have taken proactive measures to reduce expenses to coincide with the decrease in revenue. The decrease is due primarily to a decrease in personnel and benefit costs of $926,000, a decrease in technology infrastructure costs of $555,000, and a decrease in travel expense of $122,000, partially offset by an increase in depreciation and amortization of $254,000. We anticipate continuing to reduce general and administrative expenses on the go forward but anticipate the rate of reduction to slow.

Interest Expense. Interest expense was $890,000 for the nine months ended September 30, 2007 compared to $878,000 for the same period in 2008.

Income Taxes. Income tax expense was $1.7 million, an effective tax rate of 42%, for the nine months ended September 30, 2007 compared to a $934,000 tax benefit, an effective tax rate of 32%, for the same period in 2008. This decrease is primarily a result of a decrease in our pretax earnings from $4.2 million for the nine months ended September 30, 2007 compared to a pretax loss of $2.9 million for the nine months ended September 30, 2008. Differences from the statutory effective tax rate result from permanent tax differences, including stock compensation.

Net (Loss) Earnings. As a result of the foregoing, net loss for the nine months ended September 30, 2008 was $2 million or $0.08 per basic and diluted share compared to net earnings of $2.4 million or $0.10 per basic and $0.09 per diluted share for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our growth primarily through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. We are unable to borrow additional capital under our credit facility at this time. As a result, until such time as additional sources of capital become available to us, our primary source of liquidity will be cash flows from operations as well as capital generated from asset sales to the extent such sales are approved by our lenders and then only to the extent such proceeds are not required to be applied to reduce our outstanding borrowings under our Notes. In addition, we expect to receive an income tax refund for the calendar year 2008 in early 2009. As of September 30, 2008, we had net working capital of $2 million, excluding amounts related to long term debt classified as a current liability due to events of default. As of September 30, 2008, we had $1.3 million in cash compared to $2.3 million at December 31, 2007.

We had a $1.25 million revolving line of credit with Silicon Valley Bank. Advances under our credit facility bore interest at an effective rate of approximately 5.75% at September 30, 2008, and required the payment of a collateral handling fee ranging from .1% to .25% per month of financed receivables. This credit facility matured on October 30, 2008, and therefore, we have no ability to borrow additional amounts under this facility at this time. We are currently in discussions to extend the maturity of this line of credit. We can offer no assurance that we can obtain such an extension. There was no outstanding balance under this credit facility at September 30, 2008 or December 31, 2007.

In July 2006, we completed the sale of our Notes, together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60. The warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which totaled approximately $1.3 million.

Both the Silicon Valley Bank loan agreement and the investment agreement pursuant to which we issued the Notes contain restrictions of a nature generally found in agreements of these types that may limit our ability to, among other things, sell or acquire assets, incur additional indebtedness, make certain investments, purchase capital stock, and pay dividends.

We are current with all principal and interest payments on the Notes. However, the investment agreement pursuant to which we issued the Notes requires us to maintain the following financial ratios until the Notes are paid in full: i) a Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; ii) a Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. The foregoing financial covenants are measured only on the last day of each fiscal quarter. As of March 31, 2008, we were not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio. On May 9, 2008, we received from the holders of the Notes a waiver of our obligation to comply with these financial covenants through June 30, 2008. We were not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio as of September 30, 2008. Consequently, investors holding at least 51% of the Notes may elect, among other things, to accelerate our indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of our assets, including our IRS.com domain name and website that were pledged as collateral for the Notes. In addition, the Notes may accrue interest at the default rate of 17.50% per annum. The holders of our Notes have informed us that they intend to seek interest on the Notes at this increased rate while an event of default exists under the Notes. Therefore, we are accruing interest accordingly beginning October 1, 2008. As a result of the foregoing, our financial statements for the period ended September 30, 2008 reflect that our Notes are classified as short-term debt. If we are successful in reaching an agreement with the holders of our Notes, the long-term portion of the Notes will again be classified as such in current and future financial statements. As of September 30, 2008, we had outstanding principal in the amount of $6.4 million under the Notes.

Our credit facility with Silicon Valley Bank contains cross-default provisions. Therefore, even if we are able to obtain an extension of the maturity of this line of credit, our ability to borrow additional amounts under this facility would be suspended under its current terms. We are currently in discussions with the holders of the Notes to obtain an amendment of the investment agreement pertaining to the Notes to waive compliance with the financial covenants and to establish new financial covenants for future periods. We can offer no assurances that we will be able to negotiate such an amendment. If we do not regain compliance with the financial covenants contained in the investment agreement relating to the Notes, and are unable to obtain an amendment of such covenants or an additional waiver, an event of default will continue to exist under the Notes. If the holders of the Notes declare the Notes immediately due and payable or seek to foreclose on any of our assets, it would raise substantial doubt about our ability to continue as a going concern.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. As of September 30, 2008, we estimate that we had cash on hand and cash flow from operations to be able to fund anticipated levels of operations for the next 4 months. In addition to cash flow from operations and operating cost reductions, we are likely to need additional debt or equity financing, or a combination of these, to fund anticipated levels of operations beyond the next 4 months. This 4 month estimation does not account for an income tax refund for the calendar year 2008 that we expect to receive in early 2009. We have considered various fund raising options and conducted discussions in connection with these considerations. However, we have not been able to access additional capital on terms that we believe are attractive. In addition, there is no assurance that such financing is commercially available or will be permitted by the terms of our existing indebtedness. To the extent that we are unable to finance future capital expenditures, we may not be able to achieve our current revised business strategy.

In the comparisons below, net cash flows provided by operating activities primarily consist of net earnings adjusted for certain items such as depreciation and amortization, deferred income taxes and changes in working capital.

Cash Flows for the Nine Months Ended September 30, 2008

Net cash provided by operating activities for the nine months ended September 30, 2008 was $606,000 consisting primarily of a net loss of $2 million, increased by depreciation and amortization of $1.6 million, stock compensation expense of $387,000, and a decrease in accounts receivable of $1.9 million, partially offset by an increase in refundable income taxes of $595,000 and a deferred income tax benefit of $432,000.

Net cash used in investing activities for the nine months ended September 30, 2008 of $1 million primarily was for the acquisition of MyStockFund.

Net cash used in financing activities for the nine months ended September 30, 2008 of $581,000 was primarily attributable to the repayment of our notes payable.

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

Net cash used in financing activities for the nine months ended September 30, 2007 was $861,000. This was primarily attributable to the net decrease in our credit facility of $518,000 and the purchase of our common stock for $750,000, pursuant to stock repurchase agreements with three of our executive officers, partially offset by proceeds from exercise of common stock warrants and options. As of September 30, 2007 we did not have an outstanding principal balance on our credit facility.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer and principal financial officer), Daniel M. O’Donnell, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and, based on such evaluation, concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our filings with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

On July 21, 2006, we entered into an Investment Agreement (the “Investment Agreement”) with respect to the sale of our 13.50% Senior Subordinated Notes Due 2011 in the aggregate principal amount of $7.0 million (the “Notes”) with Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P. (collectively, the “Investors”) under which we are obligated to take certain actions and refrain from taking certain actions while the Notes are outstanding, including, without limitation, meeting certain financial covenants. Upon our failure to meet our payment obligations, or our failure to comply with any affirmative or negative covenant, or should any other situation arise which constitutes an “Event of Default” under the Investment Agreement, Investors holding at least 51% of the Notes can elect, among other things, to accelerate our indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of our assets including our IRS.com domain name and website, that were pledged as collateral for the Notes. While an Event of Default exists, such Investors may also require us to pay interest on the Notes at a rate per annum that is 4% greater than the rate of interest otherwise then in effect for the Notes. The holders of our Notes have informed us that they intend to seek interest on the Notes at this increased rate while an event of default exists under the Notes. Therefore, we are accruing interest accordingly beginning October 1, 2008.

As of March 31, 2008, we were not in compliance with the financial covenants contained in the Investment Agreement, which are measured on the last day of each fiscal quarter and require (1) that our leverage ratio is not greater than 2.5 to 1.0 as of the last day of any fiscal quarter and (2) that our fixed charge coverage ratio is not less than 1.8 to 1.0 as of the last day of any fiscal quarter. On May 9, 2008, we received from the Investors a waiver of our obligation to comply with these financial covenants through June 30, 2008, the last day of our second fiscal quarter. We were not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio as of September 30, 2008. Consequently, Investors holding at least 51% of the Notes have the right to take any of the actions described above, including, without limitation, declaring the Notes immediately due and payable. As of September 30, 2008, we had outstanding principal in the amount of approximately $6.4 million under the Notes. As a result of the foregoing, beginning March 31, 2008, our financial statements reflected that the Notes are classified as short-term debt. In addition, our credit facility with Silicon Valley Bank contains cross-default provisions. Therefore, our ability to borrow additional amounts under this facility has been suspended, and will be eliminated if we do not regain compliance with the financial covenants in the Investment Agreement.

We are currently in discussions with the Investors to obtain an amendment to the Investment Agreement to waive compliance with the financial covenants and to establish new financial covenants for future periods. We can offer no assurances that we will be able to negotiate an amendment with the Investors. If the holders of the Notes declare the Notes immediately due and payable or seek to foreclose on any of our assets, it would raise substantial doubt about our ability to continue as a going concern.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Asset Purchase Agreement by and between Robert Fox and Lina Watson and Internet Revenue Services, Inc. dated September 15, 2006*					X

10.2	Seventh Amendment to Silicon Valley Bank Loan and Security Agreement dated December 10, 2004					X

10.3	Eighth Amendment to Silicon Valley Bank Loan and Security Agreement dated December 10, 2004					X

15.1	Letter on Unaudited Interim Financial Information					X

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Confidential treatment expired on September 21, 2008 (previously filed on September 21, 2006)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKS.COM, INC.

Date: November 14, 2008	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Duly Authorized Officer)