Form 10-K
period 2008-12-31
Banks.com, Inc.
filed 2009-03-31
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33074

BANKS.COM, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3234205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Kearny Street, Suite 550 San Francisco, California	94108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 962-9700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, par value $.001 per share (“Common Stock”), held by non-affiliates of the registrant (assuming for these purposes, but without conceding that all executive officers, directors and greater than 5% shareholders are “affiliates” of the registrant) as of June 30, 2008 was approximately $1,408,958 based upon the last sale price for the Common Stock on the NYSE Amex on such date.

The number of shares of the registrant’s Common Stock outstanding as of March 30, 2009 was 25,963,651.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

BANKS.COM, INC.

FORM 10-K-ANNUAL REPORT

For the Fiscal Year Ended December 31, 2008

PART I

When reading this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K, including the sections entitled “Business,” “Properties,” “Legal Proceedings,” “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and growth strategy, expectations regarding our growth and the growth of the industry in which we operate; expectations regarding our change in strategic direction; our ability to regain compliance with the financial covenants relating to our 13.50% Senior Subordinated Notes Due 2011; and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

References herein to “we”, “us” or “our” refer to Banks.com, Inc. and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Item 1.	Business.

Overview

We are a Florida corporation organized in 1994 and operate an Internet media property that provides targeted online advertising and services in the financial services sector. In November 2007, we changed our name to Banks.com, Inc. in connection with our decision to focus on becoming a leading provider of targeted traffic and services in the financial services vertical of online advertising. We intend to continue building a cohesive business around our flagship domain property banks.com. Through this web property, we provide access to current financial content, including financial news, business articles, interest-rate tables, stock quotes, stock tracking and financial calculators. We also provide users access to online financial services including: tax preparation and stock brokerage. We believe that focusing our content and services in the high-traffic financial services vertical will allow us to provide our advertisers operating in that vertical access to highly relevant traffic. In addition to banks.com, we operate other proprietary websites including look.com and searchexplorer.com. We generate revenue on these sites primarily via paid clicks on traffic generated through online and search engine marketing efforts.

Our business is evolving as a result of our change in strategic direction. With these shifts, we have taken proactive measures to upgrade our traffic quality and conversion standards, as well as exiting some low margin business lines, such as domain parking (ParkingDots®) and the desktop space. In April 2008, in an effort to aggregate our financial services related traffic we began redirecting the traffic we derive from our irs.com web property to the Tax Center of banks.com. In addition, we have taken measures to mitigate our reliance on Internet advertising revenue by transitioning toward a multi channel revenue strategy consisting of customer acquisition, where a customer registers on our site and purchases online products from us such as tax preparation, proprietary financial services, an expanded direct advertiser base, and third party advertising networks. In connection with our aforementioned change in business strategy, we acquired certain assets of Online Investments, Inc., a financial services holding company, in January 2008. Included in this acquisition were the web properties mystockfund.com and mystockfundkids.com, and all of the issued and outstanding securities of MyStockFund Securities, Inc., an online broker/dealer offering a variety of financial services products.

Our acquisitions constitute an important part of our corporate history and reflect our growth strategy:

•

Between September 2005 and July 2007, we acquired the following web properties: irs.com, banks.com, camps.com, summercamp.com, greatcruises.com, looksearch.com, look.com and mybanks.com, among others. These acquisitions reflect our strategy to expand our business by acquiring web properties in select high-traffic Internet commerce categories; and

•

In connection with our aforementioned change in business strategy, we acquired certain assets of Online Investments, Inc., a financial services holding company, in January 2008. Included in this acquisition were the web properties mystockfund.com and mystockfundkids.com, and all of the issued and outstanding securities of MyStockFund Securities, Inc., an online broker/dealer offering a variety of financial services products.

In the fourth quarter of 2008, we sold the web properties camps.com, summercamp.com, and greatcruises.com as we divested ourselves of non-core and non-finance related assets.

Our Growth Strategy

Our primary objective is to be a leading online financial services focused media site. In order to achieve this objective, we intend to continue to grow our business organically, as well as pursue strategic merger and acquisition alternatives with a view to capitalizing on the continued growth trend associated with Internet advertising and online financial services.

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

•

Increase Customer Acquisition. We believe customer acquisition and customer retention are important components to the successful development of our business. As we expand the content on our web properties, we have developed opportunities to acquire and retain new customers through several different products, including, our white label tax service on the Tax Center of banks.com and investment services offered through our subsidiary MyStockFund Securities, Inc. We believe that increased customer acquisition will have both a tangible and intangible impact on the business through increased revenues and growing brand loyalty.

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

Industry Overview

The Internet and Online Commerce

The Internet’s development into a significant global medium for communication, content and commerce has led to substantial growth in online shopping for goods and services. As use of the Internet to research and purchase products and services increases, businesses are seeking ways to more effectively reach consumers online. As a result, both online and traditional retail businesses are increasingly using the Internet to advertise their products and services.

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

Our Services and Products

Our Internet advertising services are designed to enable advertisers to sell their products and services online to a large base of potential, targeted customers through our distribution network which consists of search engines and selected web properties. We currently provide these services through the continued development of our flagship web property banks.com, through which we offer online users a preeminent online consumer banking one-stop marketplace built around a domain name that is synonymous with that offering. Users can find information on a broad range of financial products and services, from mortgages and financial calculators to tax preparation and stock brokerage services. The Banks.com network also features a wealth of resources and advice on personal finance topics in a convenient user format. We also provide professional and technical solutions to the financial services industry through our operating subsidiary InterSearch Corporate Services, Inc.

Internet Advertising Services

We typically generate revenue each time an Internet user clicks on a paid advertiser link on any of our web properties, Businesses also purchase listings from our advertising network partners, which we display on our network in response to targeted keyword searches performed by Internet users. These listings are compiled and provided to us by our advertising network partners. We also generate revenue when a user visits our properties and registers and pays for online services such as tax preparation and stock brokerage related products.

Our cost of revenues for our Internet advertising services primarily consists of traffic acquisition costs that relate to internet advertising costs and revenue sharing arrangements with third party providers of services.

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

On October 21, 2008, we announced that we have entered into an advertising partnership with InfoSpace, Inc., whereby InfoSpace will provide paid search results on banks.com. The launch of InfoSpace’s metasearch technology on our banks.com and look.com sites will allow our users to search and receive the most relevant results from the top search engines in the industry, including Google and Yahoo. We believe that InfoSpace’s unique metasearch algorithm will enable our users to receive more relevant advertising and organic results which should equate into increased revenues from search related services during tax season, our peak traffic season.

Product Offerings on Banks.com

Banks.com is a leading financial services portal containing a unique breadth and depth of products and services. Banks.com provides users and subscribers the most relevant financial information on the web and provides free tools to assist visitors with financial decision-making. Banks.com is an online consumer finance marketplace aggregating information on a broad range of products and fees including: mortgages, taxes, credit cards, auto loans, college financing, debt management, retirement, and more. The web property features a wealth of resources and advice on personal finance topics in a convenient user format. Also included on the site is an expansive array of popular financial calculators, a side-by-side credit card comparison tool which allows users to search for cards by category, preview the terms of certain cards and apply online directly from the site and a library of useful articles and blogs, providing users with insight into pertinent topics. We provide online tax preparation services and also provide a localized search initiative that allows users to browse a comprehensive directory to identify and compare local and regional banks, tax preparers, mortgage service providers, and real estate professionals.

Our addition of mybanks.com to the Banks.com network also provides a platform for personalized user pages, allowing visitors to monitor their investment portfolios, track and analyze personal income and expenses, and detail important personal financial metrics. We expect that the site will host user generated content on a variety of financial topics and provide customers with an opportunity to share investment advice and ideas with each other, and discuss their experience with various financial products. Most recently, we added an online brokerage service through MyStockFund.com whereby customers utilize an intuitive financial platform. MyStockFund.com offers fractional share investing and dollar cost averaging to build a diversified portfolio in stocks, index funds and bond funds without incurring the high fees and trading costs of traditional brokerage firms.

Corporate Services

Through our InterSearch Corporate Services, Inc. subsidiary we provide Internet technology professional services in the areas of information technology, staffing and consulting to companies primarily in the financial services industry, including Charles Schwab, Wells Fargo, Fidelity Investments and LPL Financial Services. We endeavor to provide clients with qualified individuals on a contractual basis with the appropriate skills and experience to service their needs.

Our Advertiser Network

Advertiser listings displayed on our distribution network are derived from our advertising network partners and direct advertisers on certain of our web properties, including, banks.com and irs.com.

Our advertising network partners currently consist of leading search providers including InfoSpace which provides us a comprehensive meta search solution that includes paid results from Google, Yahoo!, Microsoft and Ask.com. Paid search engines, such as these, partner with us in order to gain access to our network for their advertisers. Access to search requests on our network increases the potential for paid click revenue because their advertisers’ listings are distributed in response to a larger number of search queries. Generally, our arrangements with our advertising network partners provide that we receive a fixed percentage of their advertising revenue per paid click. In the year ending December 31, 2008, InfoSpace was our largest advertising network partner accounting for a substantial majority of our revenue in 2008. In addition, Yahoo! Search Marketing and Ask.com together accounted for a smaller portion of our revenue than InfoSpace in 2008; however, Yahoo! Search Marketing and Ask.com together accounted for a substantial majority of our revenue in 2007. As previously disclosed, our relationship with Yahoo! Search Marketing expired in June 2008 and the terms of our agreement with Ask.com were modified to eliminate the distribution of the third party search results they were providing us from Google. While the expiration and modification of these contracts has adversely impacted our operations, we have existing contractual relationships with other advertising network partners, including InfoSpace and are taking proactive measures to both expand those relationships and develop new partnerships with alternative providers of online search and advertising.

In late 2007, we shifted our focus to enhancing the content on our marquee properties in the financial services vertical. We continue our search engine marketing efforts and have increased our focus on sales and marketing efforts to reach out to the leading direct advertisers in the financial services vertical.

Our Distribution Network

Our distribution network consists of our web properties and search engines, including, banks.com, searchexplorer.com and look.com. In addition, we own the domain name irs.com and the traffic derived when users type that URL into their browsers is redirected to banks.com. When a consumer initiates an Internet search on one of our web properties, we deliver relevant listings from our advertising network partners or our direct advertisers. In most cases, when a user clicks on one of these advertisements, we receive a pay-per-click fee. During the year ended December 31, 2008, we received approximately 56 million paid clicks from our distribution network, as compared to approximately 103 million for the year ended December 31, 2007. With our shift in business strategy, we are redefining our measures of success to include the number of new customer acquisitions. During the year ended December 31, 2008, we serviced approximately 32,000 online tax preparation customers. Any increase in customer acquisitions will come at the expense of paid advertiser clicks, but we believe a multi channel revenue strategy of customer acquisitions, in addition to Internet advertising, will allow us to build a more sustainable long term business model. Therefore, future comparisons between the number of paid clicks we generate year over year may not be a reliable measure of the overall success of our business when taken in isolation.

Historically, our ParkingDots® business, while a pipeline for potential domain acquisitions, has proven to be a low margin business and with our recent shift in business strategy, in the first quarter of 2008, we exited the domain parking business to focus on the higher margin financial services vertical.

Internet users can navigate our web properties in various ways, including direct navigation. For example, an online user who is specifically interested in obtaining information about finance-related goods and services may enter banks.com via direct navigation through the web address bar of their Internet browser. Once the user has arrived at the web property they will find relevant product listings and information. As the user finds relevant information and clicks on a particular listing, we typically receive a pay-per-click fee, which we call a paid click, or we may share in revenues generated by the sponsored listing.

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

Competition

Despite the expected growth possibilities, the Internet advertising market is expected to remain intensely competitive. We believe that the principal competitive factors in our market are the quality and amount of your organic traffic, the quality and effectiveness of your search engine marketing efforts, network size, revenue sharing arrangements, services, convenience, relevant content, accessibility, customer service, quality of search tools, reliability and speed of fulfillment of paid search listings across the Internet infrastructure. While not of the scale of many in our industry, we believe we are well positioned by the size and quality of our organic traffic flow and our search engine marketing infrastructure. This coupled with an ongoing strategy of providing relevant and quality content makes us an attractive alternative financial destination for Internet users. Nearly all of our competitors have longer operating histories, larger distribution networks, greater brand recognition and significantly greater financial, marketing and other resources than we do. Although we partner with some of the most predominant search engines to provide paid search results on our distribution networks, we also compete with those search engines for Internet search traffic. Our primary competitors include BankRate, TheStreet.com, Yahoo!, Google, MSN, Ask.com and Marchex. In addition, we believe that more competitors will enter into the online media and paid search advertising market. The Internet industry continues to experience consolidation, including the acquisitions of online media sites and companies offering paid search services. Industry consolidation may result in larger, more established and well-financed competitors with a greater focus on paid search services. If this trend continues, we may be unable to compete in these markets and our financial results may suffer.

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

We are also affected by the competition among destination websites that reach users or customers of search services. In light of our decision to focus on the financial services vertical of online advertising, we currently compete for Internet advertising revenues with the personal finance sections of general interest sites such as Bankrate.com, Yahoo! Finance, and TheStreet.com. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as AOL, Google, Microsoft through MSN Search and Yahoo!, through its subsidiaries, dominate online user traffic. The online search industry continues to experience consolidation of major media sites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. The major destination websites and distribution providers may have leverage to demand more favorable contract terms, such as pricing, renewal and termination provisions.

Intellectual Property

When necessary, we seek to protect our intellectual property through existing laws and regulations, as well as through contractual restrictions. We will rely on trademark, patent and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, partners and others, as we deem necessary to protect our intellectual property.

Our technologies involve a combination of proprietary rights, owned and developed by us, commercially available software and hardware elements that are licensed or purchased by us from various providers and public domain software. We continue to develop additional technologies to update, replace or supplement our technology platform. We may seek to protect these additional rights through patent applications and trade secret enforcement.

Government Regulation

Like many companies, we are subject to existing and potential government regulation. There are, however, comparatively few laws or regulations specifically applicable to Internet businesses. Accordingly, the application of existing laws to Internet businesses, including ours, is unclear in many instances. There remains significant legal uncertainty in a variety of areas, including, but not limited to: user privacy, the use of Internet domain names, the positioning of sponsored listings on search results pages, defamation, taxation, the provision of paid search advertising to online gaming sites, the legality of sweepstakes, promotions and gaming sites generally, and the regulation of content in various jurisdictions. Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally.

The application of new and existing laws and regulations to the Internet or other online services could also have a material adverse effect on our business, prospects, financial condition and results of operations. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The TaxPayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 would have amended Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. Although the legislation was never passed by the Senate or signed into law and the bill died with the ending of the 110th Congress in January 2009, there is no guarantee that similar legislation won’t be introduced and passed into law by the current or future Congress. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, such legislation may adversely impact our overall operations.

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

The acquisition of Internet domain names generally is governed by Internet regulatory bodies, predominantly the Internet Corporation for Assigned Names and Numbers (ICANN). The regulation of Internet domain names in the United States and in foreign countries is subject to change. ICANN and other regulatory bodies could establish additional requirements for previously owned Internet domain names or modify the requirements for holding Internet domain names. Legislative proposals regarding the misuse of U.S. Department of Treasury names and symbols were introduced and passed in the U.S. House of Representatives in the 110th Congress that could have potentially adversely affected our ability to use the domain name irs.com, an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of Treasury. Although the legislation was never passed by the Senate or signed into law and the bill died with the ending of the 110th Congress in January 2009, there is no guarantee that similar legislation won’t be introduced and passed into law by the current or future Congress. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, such legislation may adversely impact our overall operations.

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

There are a growing number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally, and some of these proposals apply specifically to paid search businesses and ownership rights of Internet domain properties. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expenses or lost revenue opportunities, and in other unforeseen ways.

We anticipate that new laws and regulations affecting us will be implemented in the future. Those new laws, in addition to new applications of existing laws, could expose us to substantial liabilities and compliance costs.

In addition, because our services are available over the Internet in multiple states, certain states may claim that we are required to qualify to do business in such state. Currently, we are qualified to do business only in the States of Florida, California, and Pennsylvania. Our failure to qualify to do business in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could harm our business and results of operations.

As part of our initiative to make banks.com a preferred destination for personal finance and consumer banking information and services, we have focused our efforts on enhancing the content and usability of the site. In January 2008, we acquired MyStockFund Securities, Inc., a broker-dealer registered with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, and a member of a self-regulatory organization, the Financial Industry Regulatory Authority (“FINRA”). Broker-dealers are subject to federal and state laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, minimum net capital requirements, record-keeping and retention, anti-money laundering, privacy laws, and the conduct of their directors, officers, employees and other associated persons. Violations of the federal and state laws and regulations governing a broker-dealers actions could result in civil and criminal liability and administrative liability in the form of censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

Employees

As of February 28, 2009, we had 25 employees, including, 24 full-time employees. This number includes employees of our MyStockFund subsidiary, as well as the billable consultants in our professional services group, InterSearch Corporate Services. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Item 1A.	Risk Factors.

In addition to the factors discussed elsewhere in this report and our other reports filed with the Securities and Exchange Commission, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business could be harmed.

RISKS RELATING TO OUR COMPANY, OUR BUSINESS, AND OUR INDUSTRY

The effects of the recent global economic crisis may impact our business, operating results, and financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments could negatively affect our business, operating results, and financial condition in a number of ways. For example, current or potential customers such as advertisers may delay or decrease spending with us or may not pay us or may delay paying us for previously purchased products and services. In addition, if consumer spending continues to decrease, this may result in fewer clicks on our advertisers’ ads displayed on our web sites and our network members’ web sites. Fewer clicks on our advertisers’ ads could result in a reduced return on their investment in pay-per-click advertising programs and dissatisfaction with us and our programs, which could, in turn, lead to a loss of advertising network partners and revenue for us.

Our limited operating history makes evaluation of our business difficult.

We were incorporated in Florida in 1994. We acquired InterSearch Corporate Services in October 2004, Walnut Ventures in December 2004, La Jolla Internet Properties, Inc. in February 2005, Dotted Ventures, Inc. in January 2006 and MyStockFund Securities, Inc. in January 2008. In addition, between September 2005 and July 2007, we acquired the following web properties: irs.com, banks.com, camps.com, summercamp.com, greatcruises.com, looksearch.com, look.com and mybanks.com, among others. We subsequently sold the web properties camps.com, summercamp.com, and greatcruises.com during 2008. Please review the section titled “Recent Developments” for a more detailed description of our most recent asset sales.

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

We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue growth does not resume, we may experience a loss in one or more future periods. We may not be able to sufficiently reduce our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We face intense competition from larger, more established companies, and we may not be able to compete effectively, which could reduce demand for our services.

In light of our recent decision to focus on the financial services vertical of online advertising, we now compete for Internet advertising revenues with the personal finance sections of general interest sites such as Bankrate.com, Yahoo! Finance, and TheStreet.com. In addition, the online paid search market is intensely competitive. Our primary current competitors include Yahoo!, Google, MSN, Ask.com and Marchex. Although we currently pursue a strategy that allows us to partner with owners of web properties and search engines, our current and future advertising and distribution network partners, including InfoSpace and their paid search providers, Google, Yahoo! Search Marketing and Ask.com, may view us as a threat to their own internal paid search services.

Nearly all our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue sharing arrangements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do. In addition, the Internet media and search industries continue to experience consolidation, including the acquisitions of companies offering finance related content and services and paid search services. Industry consolidation has resulted in larger, more established and well-financed competitors with a greater focus. If these industry trends continue, or if we are unable to compete in the Internet media and paid search markets, our financial results may suffer.

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

We rely on our advertising network partners to provide us with advertiser listings so that we can distribute these listings through our distribution network in order to generate revenue when a consumer click-through occurs on our advertiser network partners’ sponsored listings. For the year ended December 31, 2008, a substantial majority of our revenue was derived from our advertising network partners. Our success depends, in part, on the maintenance and growth of our advertising network. If we are unable to develop or maintain relationships with our advertising network partners, our operating results and financial condition will suffer.

Historically, a few of our advertising network partners and direct advertisers have provided a substantial portion of our revenue; the loss of one of these partners may have a material adverse effect on our operating results.

InfoSpace was our largest advertising network partner, accounting for a substantial majority of our total revenue for the year ended December 31, 2008. We had two agreements with Yahoo! Search Marketing, one of our advertising network partners, one of which terminated on March 1, 2008 and one of which terminated on June 1, 2008. Historically, revenues received through sponsored listings from Yahoo! Search Marketing pursuant to these agreements represented a significant percentage of our revenues for the fiscal years ended December 31, 2008 and 2007, respectively.

In February 2008, our agreement with Ask.com was modified and the delivery of third party search results from Google was terminated and the entire agreement subsequently expired in December 2008. We were without a contract with any provider of paid search results from Google or Yahoo on the Banks.com property from June 1, 2008 through October 21, 2008 when we announced that we had entered into a distribution agreement with InfoSpace. The loss of these paid search results had an adverse affect on our 2008 operating results. Our agreements with InfoSpace run through December 31, 2010 but we cannot assure you that, should we to fail to renew these agreements or should the contracts be terminated in advance of that date, we will be able to replace the sponsored listings they provide us from Google, Yahoo and Ask.com, in which case our business and financial results may be harmed.

One of our customers accounts for a significant portion of our accounts receivable, and the failure to collect from that customer would harm our financial condition and results of operations.

InfoSpace, Inc. accounts for a significant portion of our accounts receivable. At December 31, 2008, InfoSpace also represented a substantial majority approximately 87% of our total accounts receivable on these dates. These accounts have been, and will likely continue to be, unsecured and any failure to collect on these accounts would harm our financial condition and results of operations.

We rely on few networks where we advertise to help generate traffic to our sites, and the loss of one or more of those advertising sources would harm our financial condition and results of operations.

A key component of our business strategy is advertising our sites on various networks across the Internet in an effort to increase traffic to our sites and revenues generated on our sites. The loss of one or more of these advertising and traffic sources would reduce the level of traffic to our sites and as such, reduce our revenues, harm our financial condition and results of operations.

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

We expect that our anticipated future growth, including through potential acquisitions, may strain our management, administrative, operational and financial infrastructure, which could adversely affect our business.

A key component of our business strategy includes strengthening our competitive position in the market through pursuing select strategic merger and acquisition alternatives including the potential acquisition of additional web properties, specifically in the financial services sector. Furthermore, we may expand our operations or market presence by pursuing acquisitions of complementary businesses, services or technologies or engaging in other strategic alliances with third parties. Integrating any newly acquired web property or company may be expensive and time-consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our shareholders. Any such transactions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating operations, technology and personnel of the combined companies, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies, the impairment of relationships with existing employees and customers, and potential overpayment for a company or its asset. We have limited experience in these types of acquisitions, and we may not be successful in overcoming these risks or any other potential problems. We cannot assure you that we will be able to consummate any acquisitions or, if consummated, successfully integrate the operations and management of future acquisitions. If we are unable to attract and consummate acquisitions, our growth could be adversely impacted.

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

Our quarterly results have fluctuated in the past and will likely fluctuate in the future due to seasonal fluctuations in the level of Internet usage. As is typical in the Internet search industry, the second and third quarters of the calendar year generally experience relatively lower usage than the first and fourth quarters. It is generally understood that during the spring and summer months of the year, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and in turn the market price of our securities. In addition, we expect the revenues associated with our website irs.com to be largely seasonal in nature, with peak revenues occurring during January through April, corresponding to the U.S. tax season.

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

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new high-quality products and services that people can easily and effectively use. If we are unable to ensure that our users and customers have a high quality experience with our products and services, then they may become dissatisfied and move to competitors’ products and services. In addition, if we are unable to predict user preferences or industry changes or if we are unable to modify our products and services on a timely basis, we may lose users and advertisers. Our operating results would also suffer if our innovations are not responsive to the needs of our users and advertisers, are not appropriately timed with market opportunity or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are perceived to be, substantially similar to or better than those generated by our search services. This may force us to compete in different ways with our competitors and to expend significant resources in order to remain competitive.

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

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel, including Daniel M. O’Donnell, our Chief Executive Officer, and Steven Ernst, our Chief Technology Officer. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Laws relating to the liability of providers of online services for activities of their advertisers and for the content of their advertisers’ listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our distribution network. These kinds of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by advertisers displayed on our distribution network. Our potential liability for unlawful activities of advertisers or for the content of advertisers’ listings displayed on our distribution network could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these kinds of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

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

We recorded a goodwill impairment charge of approximately $573,000 in the fourth quarter of 2008 representing our entire goodwill balance. We have substantial other intangible assets, and we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets is determined. Any additional impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

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

The application of new and existing laws and regulations to the Internet or other online services could also have a material adverse effect on our business, prospects, financial condition and results of operations. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The TaxPayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 amends Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. Although the legislation was never passed by the Senate or signed into law and the bill died with the ending of the 110th Congress in January 2009, there is no guarantee that similar legislation won’t be introduced and passed into law by the current or future Congress. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, such legislation may adversely impact our overall operations. We own the Internet domain address irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, the passage of such legislation could adversely affect our use of our Internet domain address irs.com as well as our overall operations. In the event a bill such as H.R. 1677 were to become law, we intend to be continue to be diligent in our communications with the Internal Revenue Service and Congress in an effort to mitigate any potential negative effects of such legislation.

We may be subjected to large scale advertiser defections due to external organizations exerting influence.

The passage of H.R. 1677 in April 2007 resulted in a modification of the 2008 Operating Agreement of the Free File Alliance and prohibited their members from advertising on the domain irs.com. The Free File Alliance is a public/private cooperative of nineteen online tax providers who provide certain U.S. citizens with access to free online tax preparation in cooperation with the Internal Revenue Service. Their members represent the vast majority of the online tax preparation market including TurboTax, H&R Block and TaxAct and the loss of their advertising dollars had an adverse affect on our business in 2008. We have been diligent in mitigating the adverse affects of this by, among other things, redirecting the traffic from irs.com to banks.com and increasing the prominence of our disclaimer that we are not the Internal Revenue Service to help minimize the possibility of any user confusion. As a result of these measures, the Free File Alliance no longer prohibits their members from advertising on the banks.com domain but we cannot assure you that they will continue allow their members to advertise with us and the reinstatement of that prohibition would have an adverse affect on our business.

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

We recently acquired MyStockFund Securities, Inc., a broker-dealer registered with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, and a member of a self-regulatory organization, the Financial Industry Regulatory Authority (“FINRA”). Broker-dealers are subject to federal and state laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, minimum net capital requirements, record-keeping and retention, anti-money laundering, privacy laws, and the conduct of their directors, officers, employees and other associated persons. Violations of the federal and state laws and regulations governing a broker-dealers actions could result in civil and criminal liability and administrative liability in the form of censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

The cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 may negatively impact our income.

We are subject to the rules and regulations of the SEC, including those rules and regulations mandated by the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires all reporting companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. The costs to comply with these requirements will likely be significant and may adversely affect our operating results. Section 404 further requires that the reporting company’s independent auditors attest to, and report on, this management assessment. As of December 31, 2008, the Company was not yet subject to the auditor attestation requirement of Section 404; however, the Company expects its expenses related to its internal and external auditors to increase significantly. If we fail to maintain a system of adequate controls, it could have an adverse effect on our business and stock price.

We have identified a material weakness in our internal control over financial reporting, and, as a result, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not adequate as of December 31, 2008

Although we are attempting to address and correct the material weakness, if we are unable to successfully do so, or if additional material weaknesses in our internal control over financial reporting develop, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act. Remedying existing material deficiencies, as well as any additional deficiencies or material weaknesses that we or our auditors may identify in the future, may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such current or future deficiencies will effectively mitigate or remediate such deficiencies. If we fail to timely remedy any current or additional deficiencies, significant deficiencies or material weaknesses that we or our auditors may identify, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, under current regulations, our annual report for the year ended December 31, 2009 will also include our independent auditors’ evaluation of management’s assessment and effectiveness of our internal control over financial reporting. We can give no assurance that our independent auditors will agree with management’s assessment of the effectiveness of our internal control over financial reporting at that time.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

If we are unable to comply with the compliance plan that we submitted to, and that was approved by, the NYSE Amex in connection with our failure to meet certain of the NYSE Amex’s continued listing standards, then our common stock could be subject to delisting.

In October of 2008, we received a letter from the NYSE Amex, formerly known as the NYSE Alternext US LLC, formerly known as the American Stock Exchange (the “Exchange”) indicating that we were below certain of the Exchange’s continued listing standards. Due to the low selling price of our common stock on the Exchange, we were required to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, demonstrating our ability to regain compliance with the Exchange’s continued listing standards. We submitted such a plan to the Exchange by the deadline, and the Exchange accepted our plan and granted us an extension until April 10, 2009 to regain compliance with the continued listing standards. We will be subject to periodic review by the Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the delisting of our common stock from the Exchange.

Trading of our common stock is limited, which may make it difficult for you to sell your shares at times and prices that you feel are appropriate.

Although trading of our common stock is conducted on the Exchange, prior to October 13, 2006, trading was conducted on the OTC Bulletin Board, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ market or the national securities exchanges, and prior to August 31, 2006, trading of our common stock was conducted on the pink sheets, an inter-dealer quotation system that provides significantly less liquidity than the OTC Bulletin Board. In addition, trading in our common stock has been extremely limited. This limited trading adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, you may obtain lower prices for our common stock than might otherwise be obtained.

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

As of February 28, 2009, our executive officers and directors (including affiliates of such executive officers and directors) beneficially owned or controlled approximately 34% of the outstanding shares of our common stock. Our executive officers own an additional 3 million shares of preferred stock which is convertible to common stock on at 3:1 basis. In total, on February 28, 2009, our executive officers and directors (including affiliates of such executive officers and directors) beneficially owned or controlled approximately 39% of the outstanding shares of our common stock and preferred stock combined. Accordingly, these executive officers and directors, acting as a group, will have substantial influence and may control the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

•

our bylaws may be further amended by a majority of the shareholders entitled to vote thereon present at any shareholders’ meeting if notice of the proposed action was included in the notice of the meeting or is waived in writing by a majority of the shareholders entitled to vote thereon; and

•

our board of directors is authorized to issue, without further action by our shareholders, up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted or imposed on such preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be greater than the rights of the common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

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

On January 13, 2009, we entered into a sublease agreement to sublease approximately 4,911 square feet of our corporate headquarters. The term of the sublease commenced on February 1, 2009 and will end on the earlier of (i) April 14, 2011 or (ii) the termination of our master lease. Base rent as set forth in the sublease agreement is $8,500 per month beginning in April 2009. The subtenant will also be required to pay its pro rata portion of any increases in building operating expenses and real estate taxes. The sublease agreement allows us and our employees to continue to occupy approximately 2,704 square feet in the subleased premises. We believe that these facilities are adequate, at this time, for their intended use.

Item 3.	Legal Proceedings.

We are not involved in any legal proceedings other than routine litigation arising in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe the results of such litigation would have a material adverse effect on our business, financial condition or results of operations. However, should such litigation arise, defending such proceedings could be costly and may result in the diversion of management’s attention.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of October 13, 2006, our shares of common stock trade on the NYSE Amex, formerly known as the NYSE Alternext US LLC, formerly known as the American Stock Exchange (the “Exchange”) and since November 28, 2007, we trade under the symbol “BNX.” From October 12, 2006 through November 28, 2007, our shares of common stock were traded on the American Stock Exchange under the ticker symbol “IGO.” From August 31, 2006 to October 12, 2006, our common stock was quoted on the OTC Bulletin Board under the ticker symbol “IGPN.OB.” From October 19, 2005 to August 30, 2006, our common stock was quoted in the over-the-counter market through Pink Sheets LLC, or the pink sheets, under the symbol “IGPN.”

The following table sets forth the high and low sales prices for our common shares as reported on the Exchange for the periods indicated:

	High	Low
Year Ending December 31, 2008:
First Quarter	$2.69	$.54
Second Quarter	$.62	$.30
Third Quarter	$.41	$.11
Fourth Quarter	$.25	$.05

Year Ending December 31, 2007:
First Quarter	$3.30	$2.20
Second Quarter	$2.89	$2.10
Third Quarter	$2.16	$1.15
Fourth Quarter	$1.75	$1.00

Holders

At the close of business on March 30, 2009, there were 25,963,651 outstanding common shares, which were held by approximately 150 shareholders of record.

Dividend Policy

Prior Distributions

The Company has not declared or paid any distributions during the last three fiscal years.

Future Earnings

We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends on common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, and such other factors as our board of directors deems relevant.

On January 6, 2009 and January 9, 2009, the Company amended the Articles of Incorporation of the Company to designate a series of preferred stock of the Company to be designated as Series C Preferred Stock. Each share of the Series C Preferred Stock will be entitled to receive a 10% annual cumulative dividend, compounded annually. These dividends will be payable only upon a liquidation or redemption. For any other dividends or distributions, the Series C Preferred Stock will participate with the common stock.

Pursuant to our Investment Agreement with Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P dated July 21, 2006, as amended, we are restricted from paying dividends without the prior written consent of the investors. The investors agreed to the Series C Preferred Stock dividends.

Equity Compensation Plan Information

Please see Part III, Item 12 of this Annual Report on Form 10-K for disclosure relating to our equity compensation plans.

Unregistered Sales of Equity Securities

On January 10, 2008, we issued 358,226 shares of our common stock to Online Investments, Inc. as partial payment of the purchase price for our acquisition of MyStockFund Securities, Inc. In reliance upon certain representations and warranties made by Online Investments, Inc with respect to investment intent, and knowledge and experience, the shares were issued pursuant to Rule 506 of Regulation D.

On September 11, 2008, we issued 108,719 shares of our common stock to Merriman Curhan Ford & Co. as a retainer for providing financial advisory services to the Company. In reliance upon certain representations and warranties made by Merriman Curhan Ford & Co. with respect to investment intent, status as an “Accredited Investor” and knowledge and experience, the shares were issued pursuant to Rule 506 of Regulation D.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward—Looking Statements

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K, including the sections entitled “Business,” “Properties,” “Legal Proceedings,” “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans, objectives, and intentions, (3) statements regarding the capabilities, capacities, and expected development of our business operations, (4) statements of expected future economic performance, and (5) assumptions underlying statements regarding us or our business; (6) expectations regarding our change in strategic direction; and (7) our ability to regain compliance with the financial covenants relating to our 13.50% Senior Subordinated Notes Due 2011. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

It is important to note that our actual results could differ from information included in such forward looking-statements for many reasons, including those described below and in the section of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors”.

The risks described in this Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

Overview

We operate an Internet media property that provides targeted online advertising and services in the financial services sector. In November 2007, we changed our name to Banks.com, Inc. in connection with our decision to focus on becoming a leading provider of targeted traffic in the financial services vertical of online advertising. We intend to continue building a cohesive business around our flagship domain property banks.com. Through this web property, we provide access to current financial content, including financial news, business articles, interest-rate tables, stock quotes, stock tracking and financial calculators. We also provide users access to online financial services including: tax preparation and stock brokerage. We believe that focusing our content and services in the high-traffic financial services vertical will allow us to provide our advertisers operating in that vertical access to highly relevant traffic. In addition to banks.com, we operate other proprietary websites including look.com and searchexplorer.com. We generate revenue on these sites primarily via traffic generation and search engine marketing efforts. We also provide Internet technology professional services to Fortune 500 and other companies operating in the financial services sector.

We review our operations based on both our financial results and non-financial measures. Our primary source of revenue is our Internet advertising services, although we are expanding into other sources of revenue such as tax online preparation and stock brokerage services. For our Internet advertising Services we review revenue-per-click and cost-per-click. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of the revenue generated from that click. A significant reduction in click-throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest expense is traffic acquisition costs, which consist primarily of Internet advertising costs, and the loss of one or more of our advertising and traffic sources would also have a material adverse effect on our results. We seek to decrease our cost-per-click through continuing search engine optimization efforts and increasing page yield through the use of proprietary and third party analytics.

We currently depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. Our advertising network partners, InfoSpace, Inc., Yahoo! Search Marketing and Ask.com together represented a substantial majority of our revenues for the year ended December 31, 2008. We had two contracts with Yahoo! Search Marketing, one of which terminated on March 1, 2008 and the other of which terminated on June 1, 2008. Our contract with Ask.com was modified in February 2008 to terminate their obligation to provide third party paid search results from Google and the contract expired on December 31, 2008. The termination of these contracts resulted in the loss of paid search results from Google and/or Yahoo from June 1, 2008 through October 21, 2008, which had a severe adverse impact on our results of operations. In October 2008, we entered into a distribution agreement with InfoSpace to provide paid metasearch results from Google, Yahoo, Microsoft and Ask.com on banks.com.

In 2008, in an effort to diversify our revenue streams and increase our recurring revenue, we began providing finance-related services, such as online tax preparation and online stock brokerage services, in addition to professional services. While we will continue to evaluate our business by measuring our total number of paid clicks, with our change in strategic direction we will also focus on other metrics related to customer acquisitions such as number of new customers and length of time we retain existing customers.

The transition of our business model, the redirection of irs.com traffic to banks.com, macro industry and economic trends, the expiration and non-renewal of our contracts with Yahoo! Search Marketing in March and June of 2008, and our contract with Ask.com being modified to terminate their license to distribute third party results to us in February 2008, all had an adverse effect on our financial condition and results of operations.

Recent Developments—Liquidity

Although current with respect to principal and interest payments on our 13.50% Senior Subordinated Notes Due 2011 (the “Notes”), we were not in compliance with certain financial covenants contained in the Investment Agreement relating to the Notes, which are measured on the last day of each fiscal quarter, as of September 30, 2008. On November 21, 2008, we and the Note holders (the “Lenders”) entered into a waiver (the “Waiver”) with respect to our noncompliance for the period ended September 30, 2008 with the financial covenants. Pursuant to the Waiver, the Lenders consented to and waived any event of default, including any default interest, by reason of noncompliance with the financial covenants set forth in the Investment Agreement (the “Events of Default”) for the fiscal quarters ended September 30, 2008, December 31, 2008, and March 31, 2009 (the “Waiver Period”). The Waiver is only effective for this specific purpose during the Waiver Period and does not allow for any other or further departure from the terms and conditions of the Investment Agreement. Upon the expiration of the Waiver Period, the Waiver shall be immediately and automatically terminated in its entirety and be of no further force or effect. The Lenders’ continued waiver of the Events of Default for the Waiver Period was subject to the Company’s satisfaction of certain conditions subsequent.

One of the conditions subsequent of the Waiver required us and the Lenders to enter into an amendment to the Investment Agreement on or before December 31, 2008, providing that, among other things, (1) we use the proceeds of any federal tax refund and any state tax refund (in excess of $5,000) to repay our obligations under the Notes, and (2) the maturity date of the Notes be changed to June 30, 2010. This amendment was executed on January 6, 2009, to be effective as of December 31, 2008, satisfying the foregoing condition. On March 20, 2009, we received a federal tax refund of approximately $1,330,000, all of which was used to pay down the principal obligation under the Notes pursuant to the Waiver. Our Chief Executive Officer, Daniel O’Donnell make a personal investment in the amount of $300,000 in the Company. On January 6, 2009, our Chief Executive Officer also agreed to purchased 3,000,000 shares of a new series of preferred stock of the Company designated as the Company’s “Series C Preferred Stock”, par value $.001 per share, for an aggregate purchase price of $300,000 or $0.10 per share, in satisfaction of the foregoing condition. As of March 31, 2009, the Company anticipates regaining compliance with the financial covenants on June 30, 2009 through normal business operations, without the sale of any additional company assets or equity. The Company expects to remain in covenant compliance through the remainder of the term of the Notes. On March 31, 2009, the Lenders agreed to extend the Waiver until April 30, 2009. The Company will continue to work with the Lenders to secure a continuance of the waiver through June 30, 2009. We cannot assure you, however, that the Lenders will grant such a continuance. If the Company is not successful in securing a waiver beyond March 31, 2009, and/or in regaining compliance with the financial covenants, the holders of the Notes may declare the Notes immediately due and payable or seek to foreclose on the Company’s assets. The foregoing are forward looking statements and are subject to the risks and uncertainties outlined in the Statement Regarding Forward—Looking Statements at the beginning of Item 7 and in the section entitled Risk Factors in this current report on Form 10-K.

During October and November 2008, we completed the sale of some non-core assets in an effort to pay down additional principal on the Notes and reduce monthly interest costs. The domain names camps.com, summercamp.com and greatcruises.com, as well as a trademark that we owned for the term “InterSearch”, were all sold for a total proceeds of approximately $303,000, all of which was used to pay down principal on the Notes. We expect to continue to sell non-core assets as proper opportunities arise and use any proceeds from such sales to continue to pay down the principal balance on the Notes. As of December 31, 2008, the outstanding principal balance on the Notes was approximately $5.76 million, we were current in our payment of principal and interest on the Notes, and had pre-paid approximately $650,000 on the principal balance of the Notes. Further information may be found later in this section under the heading “Liquidity and Capital Resources”.

Seasonality

Our quarterly results have fluctuated in the past and will continue to do so in the future due to seasonal fluctuations in the level of Internet usage and our online tax related businesses. As is typical in our industry, the second and third quarters of the calendar year generally experience relatively lower overall Internet usage than the first and fourth quarters. The extent to which usage may decrease during these off-peak periods is difficult to predict. In addition, our reliance on revenues generated through our ownership of the Internet domain irs.com will further cause our revenues to be largely seasonal in nature, with peak revenues occurring during the U.S. tax filing season of January through April. Therefore, our first and second quarter results are not indicative of results for the entire fiscal year.

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

While our significant accounting policies are described in Note 2 to our audited consolidated financial statements appearing at the end of this report for the year ended December 31, 2008, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue

We currently generate revenue through our operating businesses by providing Internet advertising and online finance related services. We typically recognize revenue when an Internet user clicks-through on an advertiser’s listing displayed on our network or at the time we are paid for services.

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

We apply the provisions of the Financial Accounting Standards Board’s (FASB) Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (SFAS 144).

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We recognized $572,867 of goodwill related to our acquisition of InterSearch Corporate Services, Inc. Our annual impairment test led us to reasonably estimate that our fair market value was less than our net assets excluding goodwill. Accordingly, we recorded a full write-down of goodwill in the fourth quarter of 2008.

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

No impairment of our intangible assets has been indicated to date. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased. As a result of the significance of the intangible asset carrying values, any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

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

Consolidated Results of Operations

The following table sets forth information for the years ended December 31, 2008 and 2007 derived from our consolidated financial statements which were audited by Hacker, Johnson & Smith PA, and are included elsewhere in this annual report on Form 10-K.

	Year ended December 31,
	2008	2007
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenues	$11,054	$27,763

Cost of revenues:
Traffic acquisition costs	4,980	11,325
Sales and marketing	1,145	1,415
General and administrative	8,802	10,773

Total operating expenses	14,927	23,513

(Loss) earnings from operations	3,873	4,250
Other income	90	—
Interest expense	1,157	1,186

(Loss) earnings before income taxes	(4,940)	3,064
Income taxes (benefit)	(1,405)	1,340

Net (loss) earnings	3,535	1,724

Basic (loss) earnings per share	$.14	$.07

Diluted (loss) earnings per share	$.14	$.06

Basic weighted average common shares outstanding	25,490,762	24,962,487

Diluted weighted average common shares outstanding	25,490,762	27,972,553

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2008	2007
Revenues	100%	100%

Cost of revenues:
Traffic acquisition costs	45	41
Sales and marketing	10	5
General and administrative	80	39

Total operating expenses	135	85

(Loss) earnings from operations	(35)	15
Other income (loss)	1	—
Interest expense	11	4

(Loss) earnings before income taxes	(45)	11
Income taxes (benefit)	(13)	5

Net (loss) earnings	(32)	6

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue. Revenue decreased 60% from 27.8 million for the year ended December 31, 2007 to $11 million in 2008. This decrease was primarily attributable to a decrease in Internet search revenue and the loss of two large advertising network partners.

Traffic acquisition cost. Traffic acquisition costs decreased 56% from $11.3 million for the year ended December 31, 2007 to $5 million in 2008 in part due to a decline in revenue for the year. However, traffic acquisition costs increased as a percentage of revenue from 41% in 2007 to 45% in 2008 due to a reduction in tax related revenue which is primarily derived from organic traffic with no traffic acquisition costs. We continue to focus our resources on generating traffic to our proprietary web properties through SEM, SEO, and direct navigation.

Sales and marketing. Sales and marketing expense decreased from $1.4 million for the year ended December 31, 2007 to $1.1 million in 2008. This decrease in mainly attributable to a reduction in the number of employees.

General and administrative. General and administrative expenses decreased from $10.8 million for the year ended December 31, 2007 to $8.8 million in 2008. The decrease is due primarily to a decrease in employee salary and bonus expenses, consulting related fees and technology infrastructure costs.

Interest expense. Interest expense was $1,186,000 for the year ended December 31, 2007 compared to $1,157,000 in 2008. The decline is due to the scheduled payments of principal on the outstanding debt.

Income taxes. Our provision for income taxes was $1.3 million for the year ended December 31, 2007 versus a tax benefit of $1.4 million in 2008. This decrease is a result of a pretax loss of $4.9 million for the year ended December 31, 2008, compared to pretax earnings of $3.1 million for the same period in 2007.

Net earnings. Net earnings available to common stockholders for the year ended December 31, 2007 was $1.7 million or $.07 per basic and $.06 per diluted share, compared to a net loss of $3.5 million or $.14 per basic and $.14 per diluted share in 2008.

Liquidity and Capital Resources

Since inception, we have primarily financed our operations through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of December 31, 2008, we had $479,000 in cash as compared to $2,300,000 at December 31, 2007. Our working capital decreased from $3,949,000 on December 31, 2007 to $1,044,000 as of December 31, 2008 excluding amounts related to long term debt classified as a current liability due to events of covenant default. Our liquidity declined mainly due to our operating losses and the continued principal and interest payments on our debt.

Our $1.25 million revolving line of credit with Silicon Valley Bank expired on October 30, 2008. There was no outstanding balance under this credit facility at December 31, 2007 or 2008.

As of December 31, 2008, we had no capital commitments, but do have an operating lease commitment which will result in payments of $217,000 in 2009, $223,000 in 2010 and $59,000 in 2011. In addition, we had commitments of principal payments on our Notes of approximately $1,575,000 in 2009 and $4,188,000 in 2010. On March 20, 2009, we prepaid approximately $1,330,000 of the principal on our Notes which reduced our 2010 commitment of principal payments on our Notes to $2,858,000. Regular monthly principal payments through June 30, 2010 total $875,000 with a balloon payment of approximately $1,983,000 also due on June 30, 2010 when the Notes mature. In addition to the principal payments described above, the Notes on our debt carry an interest rate of 13.5% of the outstanding principal balance compounded monthly. See the Section entitled “—Recent Developments—Liquidity” in this Item 7 for additional information regarding our Notes, including the terms and conditions of a waiver of our non-compliance with the financial covenants contained therein, which discussion is incorporated by reference herein.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We intend to use cash flow from operations to fund anticipated levels of operations for the next 12 months.

In the comparisons below, net cash flows provided by operating activities primarily consist of net earnings adjusted for certain items such as depreciation and amortization, deferred income taxes and changes in working capital

Cash flows for the year ended December 31, 2008

Net cash provided by operating activities for the year ended December 31, 2008 was $303,000 consisting primarily of revenues of $11 million offset by traffic acquisition costs of approximately $5 million. Additionally, operating cash flow was increased by depreciation and amortization of $1.8 million, goodwill impairment of $573,000 and stock compensation of $504,000. Further, other operating activities that increased cash flow were a decrease in accounts receivable of approximately $2 million offset by an increase in refundable income taxes of $1 million, a decrease in accounts payable of $111,000 and a decrease in accrued liabilities of $386,000.

Net cash used in investing activities for the year ended December 31, 2008 of $732,000 was primarily was for the acquisition of MyStockFund Securities, Inc. and the purchase of property and equipment offset by the receipt of approximately $303,000 from the sale of trademarks and domain assets.

Net cash used in financing activities for the year ended December 31, 2008 was $1.4 million. This is primarily attributable to a decrease in notes payable through payment of principal.

Cash flows for the year ended December 31, 2007

Net cash provided by operating activities for the year ended December 31, 2007 was $3.9 million consisting primarily of revenues of approximately $28 million offset by traffic acquisition costs of approximately

$11 million. Additionally operating cash flow was increased by depreciation and amortization of $1.1 million and stock compensation expense of $1.1 million, and other operating activities that increased cash flow were a decrease in accounts receivable of $1.4 million, which was largely offset by a decrease in accounts payable of $1.1 million.

Net cash used in investing activities for the year ended December 31, 2007 of $ 1.2 million primarily was for the purchase of Internet domains, and property and equipment.

Net cash used in financing activities for the year ended December 31, 2007 was $820,000. This is primarily attributable to retirement of 625,000 shares of common stock for $750,000, retirement of the revolving loan for $518,000 offset somewhat by the exercise of common stock options and warrants for $408,000.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements, including the auditors’ report, are included beginning on page F-1 immediately following the signature page of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (our principal executive officer and principal financial officer) and the Chairman of the Audit Committee of our Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

As required by the Exchange Act, our management, including the Chief Executive Officer (our principal executive officer and principal financial officer) , conducted an evaluation as of December 31, 2008, of the effectiveness of our “disclosure controls and procedures” as defined in the Exchange Act. Based on that evaluation and because of the material weakness described below, our Chief Executive Officer (our principal executive officer and principal financial officer), concluded that, as of December 31, 2008, our controls and procedures were not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Notwithstanding this material weakness, our management has concluded that the financial statements included in this Form 10-K fairly present in all material respects the Company’s consolidated financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chairman of the Audit Committee of our Board of Directors, we have established internal control procedures in accordance with the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission but, due to limited resources, were unable to evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on the fact that our established procedures were not adequately evaluated, our management concluded that we are not in compliance with the COSO guidelines.

We believe that as we attempt to meet increased SEC requirements for internal controls and financial reporting, additional steps will need to be taken by the Company. We will need additional expertise in the area of internal controls and financial reporting and are working towards the hiring of a Chief Financial Officer. Also, we will need to update our existing plan for increased internal controls and reporting of financial information. To execute will require significant financial expense for the combination of consulting services, legal services, and new personnel or employee training. The financial expense combined with the demands on our current personnel could delay the execution of the plan, and therefore delay compliance with certain requirements. As a result of the material weakness discussed above, management has determined that its internal control over financial reporting was not effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to the information in our Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008, included under the captions: (i) “Proposal 1: Election of Directors,” as it relates to members of our Board, (ii) “Corporate Governance,” as it relates to our Audit Committee and our Audit Committee Financial Expert, and as it relates to any changes to procedures by which our shareholders may recommend nominees to our Board, (iii) “Executive Officers,” as it relates to our executive officers, and (iv) “Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics on July 10, 2006 that applies to all directors, officers, and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer and other senior executive officers, as required by applicable SEC rules, and NYSE Amex listing standards. A copy of the Code of Business Conduct and Ethics is posted on the Investor Relations section of our website located at banks.com. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request to Mark A. Schwerin, Secretary, c/o Banks.com, Inc., 222 Kearny Street, Suite 550, San Francisco, California 94108. We intend to timely disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer and other senior executive officers on the Investor Relations section of our website located at banks.com.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information in our Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008, included under the caption “Executive and Director Compensation” as it relates to compensation of our executive officers and directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the information in our Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008, included under the captions: (i) “Security Ownership of Certain Beneficial Owners and Management” as it relates to security ownership of certain beneficial owners and management and (ii) “Securities Authorized for Issuance Under Equity Compensation Plans” as it relates to our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information in our Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008, included under the captions: (i) “Certain Relationships and Related Transactions” as it relates to related party transactions and (ii) “Corporate Governance” as it relates to director independence.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information in our Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008, included under the caption “Audit and Non-Audit Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1. Financial Statements. The consolidated financial statements required to be filed in this report are listed on the Index to Financial Statements immediately preceding the financial statements.

2. Financial Statement Schedules. Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto.

3. Exhibits. See the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009

BANKS.COM, INC.

By:	/s/ DANIEL M. O’DONNELL
Daniel M. O’Donnell, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel M. O’Donnell, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL M. O’DONNELL	March 31, 2009
Daniel M. O’Donnell, President and Chief Executive Officer; Chairman of the Board (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ FRANK J. MCPARTLAND Frank J. McPartland, Vice Chairman of the Board	March 31, 2009

/s/ LAWRENCE J. GIBSON Lawrence J. Gibson, Director	March 31, 2009

/s/ CHARLES K. DARGAN II Charles K. Dargan II, Director	March 31, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Banks.com, Inc.

San Francisco, California:

We have audited the accompanying consolidated balance sheets of Banks.com, Inc. and Subsidiaries (the “Company”) at December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 12 to the consolidated financial statements, as a result of the Company’s failure to maintain certain financial ratios required by covenants contained in the Investment Agreement relating to its senior subordinated notes, the holders of the notes permits the note holders to declare the notes immediately due and payable or seek foreclosure on any of the Company’s assets, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 27, 2009

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	At December 31,
	2008	2007
Assets
Current assets:
Cash	$479	2,300
Accounts receivable	747	2,703
Prepaid expenses and other	253	198
Refundable income taxes	1,331	283
Deferred income taxes	78	40

Total current assets	2,888	5,524
Properrty and equipment, net	1,065	1,323
Debt issuance costs, net	493	579
Patents and trademarks, net	31	73
Domains, net	11,937	13,165
Goodwill	—	573
Other intangible assets, net	998	—
Other assets	125	279
Deferred income taxes	789	363

Total	$18,326	21,879

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued contributions	764	—
Accrued liabilities	532	918
Accounts payable	544	655
Deferred revenue	4	2
Notes payable, net of discount	5,517	—

Total current liabilities	7,361	1,575
Notes payable, net of discount	—	6,658

Total liabilities	7,361	8,233

Economic dependence, contingencies and commitments (Notes 2, 4, 6 and 14) Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized, 25,438,651 and 24,971,706, shares issued and outstanding	25	25
Additional paid-in capital	10,316	9,462
Retained earnings	624	4,159

Total stockholders’ equity	10,965	13,646

Total	$18,326	21,879

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2008	2007
Revenues	$11,054	27,763
Cost of revenues	4,980	11,325

Gross profit	6,074	16,438

Operating expenses:
Sales and marketing expense	1,145	1,415
General and administrative expense	8,802	10,773

Total operating expenses	9,947	12,188

(Loss) earnings from operations	(3,873)	4,250
Other income	90	—
Interest expense	1,157	1,186

(Loss) earnings before income taxes	(4,940)	3,064
Income taxes (benefit)	(1,405)	1,340

Net (loss) earnings	(3,535)	1,724

Basic (loss) earnings per share	$.14	.07

Diluted (loss) earnings per share	$.14	.06

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	25,051,432	$25	8,713	2,435	11,173
Exercise of common stock options, including tax benefit of $40	174,746	—	122	—	122
Exercise of common stock warrants, net	333,028	—	326	—	326
Retirement of 625,000 shares of common stock	(625,000)	—	(750)	—	(750)
Common stock issued for services	37,500	—	54	—	54
Stock compensation	—	—	997	—	997
Net earnings	—	—	—	1,724	1,724

Balance at December 31, 2007	24,971,706	$25	9,462	4,159	13,646
Cash received from 2007 exercise of common stock options	—	—	2	—	2
Common stock issued for acquisitions	358,226	—	419	—	419
Common stock issued for services	108,719	—	50	—	50
Common stock issued to officer for 2007 compensation	150,000	—	—	—	—
Retirement of 150,000 shares of common stock	(150,000)	—	—	—	— —
Costs associated with 2009 issuance of preferred stock	—	—	(71)	—	(71)
Stock compensation	—	—	454	—	454
Net loss	—	—	—	(3,535)	(3,535)

Balance at December 31, 2008	25,438,651	$25	10,316	624	10,965

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(3,535)	1,724
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	475	428
Amortization of domains and other	1,334	1,061
Amortization of debt issuance costs	268	261
Deferred income tax benefit	(464)	(112)
Stock compensation expense	504	1,051
Goodwill impairment	573	—
Gain on sale of trademarks and domains	(83)	—
Decrease in accounts receivable	1,956	1,357
Decrease (increase) in prepaid expenses and other	31	(285)
Increase in refundable income taxes	(1,048)	—
Decrease in accounts payable	(111)	(1,138)
Decrease in accrued liabilities	(386)	(84)
Increase in accrued contributions	764	—
Increase (decrease) in deferred revenue	2	(58)
Decrease (increase) in other assets	154	(279)
Other	(131)	—

Net cash provided by operating activities	303	3,926

Cash flows from investing activities:
Purchase of property and equipment	(216)	(335)
Proceeds from sale of trademarks	90	—
Proceeds from sale of domains	213	—
Cash paid for acquisitions	(819)	—
Purchase of Domains	—	(818)

Net cash used in investing activities	(732)	(1,153)

Cash flows from financing activities:
Preferred stock issuance costs	(71)	—
Debt issuance costs	(86)	—
Retirement of common stock	—	(750)
Proceeds from exercise of common stock warrants	—	326
Net decrease in revolving lines of credit	—	(518)
Exercise of common stock options	2	82
Tax benefit from exercise of common stock options	—	40
Net decrease in notes payable	(1,237)	—

Net cash used in financing activities	(1,392)	(820)

Net (decrease) increase in cash	(1,821)	1,953
Cash at beginning of year	2,300	347

Cash at end of year	$479	2,300

Supplemental disclosure of cash flow information:
Cash paid during the year for—Interest	$929	972

Income taxes	$107	1,546

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2008 and 2007 and for the Years Then Ended

(1) Business and Organization

The accompanying consolidated financial statements include the accounts of Banks.com, Inc. (the “Parent”) and its wholly-owned subsidiaries which consist of Walnut Ventures, Inc. (“Walnut”), InterSearch Corporate Services, Inc. (“ICS”), La Jolla Internet Properties, Inc. (“La Jolla”), Internet Revenue Services, Inc. (“IRS”), Overseas Internet Properties, Inc. (“Overseas”), Dotted Ventures, Inc. (“Dotted”), and MyStockFund Securities, Inc. (“MyStockFund”), collectively, the “Company”.

Walnut operates in the pay-per-click search engine and Internet advertising industries.

ICS is engaged principally in the business of providing highly skilled Internet and technology consultants.

La Jolla operates in the pay-per-click search engine and Internet advertising industries.

IRS owns and maintains a large portion of the Internet domain portfolio that operates in the direct navigation market, including irs.com.

Overseas operates in the international pay-per-click search engine and Internet advertising industries.

Dotted owns an ICANN accredited domain Registrar business.

MyStockFund is an online broker-dealer that offers an array of financial products and services.

The Parent is a Florida corporation organized in 1994. The Company operates an Internet media property that provides targeted online advertising opportunities in the financial services sector. In November 2007, the Parent changed its name to Banks.com, Inc. in connection with its decision to focus the Company on becoming a leading provider of targeted traffic and services in the financial services vertical of online advertising. The Company intends to continue building a cohesive business around its flagship domain property banks.com. Through this web property, the Company provides access to current financial content, including financial news, business articles, interest-rate tables, stock quotes, stock tracking and financial calculators. The Company also provides users access to online financial services including: tax preparation and stock brokerage. The Company believes that focusing its content and services in the high-traffic financial services vertical will allow it to provide its advertisers operating in that vertical access to highly relevant traffic. In addition to banks.com, the Company operates other proprietary websites including look.com and searchexplorer.com. The Company generates revenue on these sites primarily via traffic generation and search engine marketing efforts.

(2) Summary of Significant Accounting Policies

Going Concern Status. As described in Note 12 to the consolidated financial statements, because of the Company’s failure to maintain certain financial ratios, required by convenants contained in the Investment Agreement relating to its senior subordinated notes permits the holders of these notes to declare the notes immediately due and payable or seek foreclosure on any of the Company’s assets. This action would raise substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements do no include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of Banks.com, Inc. and its wholly-owned subsidiaries (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheets as of December 31, 2008 and 2007, the consolidated statements of operations for the years ended December 31, 2008 and 2007, the consolidated statements of stockholders’ equity for the years ended December 31, 2008 and 2007, and the consolidated statements of cash flows for the years ended December 31, 2008 and 2007, have been prepared by the Company, with an audit and in accordance with the instructions to Form 10-K and

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Summary of Significant Accounting Policies, Continued

Regulation S-K. In the opinion of the Company’s management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s management believes that the disclosures provided are adequate to make the information presented not misleading.

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

Accounts Receivable and Allowance for Uncollectible Receivables. Accounts receivable are recorded at invoiced amount and do not bear interest. An allowance for uncollectible accounts receivable is recorded based on a combination of write-off history, aging analysis and any specific known troubled accounts. At December 31, 2008 and 2007 no allowance was necessary due to subsequent collection of substantially all accounts receivable.

Property and Equipment. Office equipment is stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.

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

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Summary of Significant Accounting Policies, Continued

The Internet domain assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” Based on the impairment tests performed there was no impairment of Internet domains during the years ended December 31, 2008 or 2007. However, there can be no assurance that future Internet domain impairment tests will not result in a charge to operations.

Goodwill. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. Generally accepted accounting principles require goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. We recognized $573,000 of goodwill related to our acquisition of InterSearch Corporate Services, Inc. Based on the impairment tests performed, there was no impairment of goodwill in 2007. Our 2008 impairment test led us to reasonably estimate that our fair market value was less than our net assets excluding goodwill. Accordingly, a goodwill impairment charge of $573,000 was recorded in the fourth quarter of 2008, representing the entire goodwill balance.

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

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Summary of Significant Accounting Policies, Continued

Earnings Per Share. Basic (loss) earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share for the year ended December 31, 2007 was computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. Outstanding stock options and warrants are not considered dilutive securities for the year ended December 31, 2008 due to the net loss incurred by the company. Earnings per common share have been computed based on the following:

	Year Ended December 31,
	2008			2007
	Loss	Weighted- Average Shares	Per Share Amount	Net Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net (loss) earnings available to common stockholders	$(3,535)	25,490,762	$(0.14)	$1,724	24,962,487	$0.07
Effect of dilutive securities:
Incremental shares from assumed conversion of options		—			387,697
Incremental shares from assumed conversion of warrants		—			2,622,369

Diluted:
Net (loss) earnings available to common stockholders and assumed conversions	$(3,535)	25,490,762	$(0.14)	$1,724	27,972,553	$0.06

For the year ended December 31, 2008, a total of 1,420,312 outstanding options with exercise prices ranging from $0.44 to $3.10 were excluded from the calculation of earnings per share. These options have expiration dates that range from 2014 to 2018. All outstanding options were antidilutive for 2008 because of the Company’s loss position and were therefore excluded from the EPS calculation.

Fair Value of Financial Instruments. The Company had the following financial instruments at December 31, 2008: cash, accounts receivable, accrued liabilities, accounts payable, accrued contributions, and notes payable. The carrying value of the cash, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of the financial instruments or their short-term nature. The fair value of notes payable is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowings. The fair value of notes payable was approximately $5,763,000 at December 31, 2008.

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

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. Management is in the process of evaluating the impact of SFAS 141(R) and does not anticipate it will have a current impact on the Company’s consolidated financial condition or results of operations.

In April 2008, the FASB issued FSP 142-3. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for the Company beginning January 1, 2009. We do not expect the impact of the adoption of FSP 142-3 to be material.

(3) Merger and Acquisitions

On September 29, 2005, the Company acquired the Internet domain asset irs.com from DotCom Corporation. The acquisition of irs.com was accounted for as a purchase transaction and, in accordance with generally accepted accounting principles, the total purchase price of $12,909,000 including acquisition costs of $1,759,000 was allocated to a specifically identifiable intangible asset, which consisted of irs.com, as determined by an external appraisal. The asset is amortized using the straight-line method over an estimated useful life of 15 years. The Company also purchased certain Internet domains from various entities totaling $818,000 and $1,626,000 during the years ended December 31, 2007 and 2006, respectively. In 2008, the Company sold certain Internet domains with original purchase prices totaling $279,000. The remaining domains are being amortized over the estimated useful lives ranging from 5 to 15 years. Approximate future amortization expense for the five fiscal years subsequent to December 31, 2008 is as follows (in thousands):

Year Ended December 31,	Amount
2009	$1,036
2010	1,036
2011	1,033
2012	1,030
2013	1,030

On January 10, 2008 the Company completed the purchase of substantially all the assets of Online Investments, Inc., including all the issued and outstanding shares of MyStockFund Securities, Inc. The purchase price consisted of $755,000 in cash plus 358,226 shares of common stock, valued at $419,000, subject to certain

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Merger and Acquisitions, Continued

adjustments as defined in the agreement. MyStockFund.com is an online broker-dealer that offers an array of financial products and services. The pro forma effect of this acquisition on the 2007 financial statements was not significant. The customer relationships acquired resulted in an intangible asset that was determined by an external appraisal. The Company tests customer relationships and other intangible assets for impairment on at least an annual basis. Customer relationships and other intangibles are being amortized over a period of five years. Approximate future amortization expense for the remaining amortization subsequent to December 31, 2008 is as follows (in thousands):

Year Ending December 31,	Amount
2009	$248
2010	248
2011	248
2012	248
2013	6

(4) Accounts Receivable and Concentration of Risk

A substantial portion of the Company’s revenues were historically generated under three contracts with two advertising network partners. The Company displays search results generated by the partners on behalf of the Company. Revenues generated in connection with these partners during the years ended December 31, 2008 and 2007 totaled $2,723,000 and $23,959,000, respectively. The contracts with these advertising network partners expired on March 1, June 1, and December 31, 2008. The expiration of these contracts has adversely impacted the operations of the Company. A contractual relationship with a new advertising network partner, established in the fourth quarter of 2007, accounted for a substantial portion of the Company’s revenues during the year ended December 31, 2008 totaling $5,778,000, while generating revenues of $236,000 in 2007. Accounts receivable at December 31, 2008 and 2007, respectively, included $650,000 and $236,000 due from this advertising network partner. The Company is taking proactive measures to both expand this relationship and develop new partnerships with alternative providers of online search and advertising. In addition, the change in the Company’s business model to focus on a strategy of customer acquisition through proprietary financial products and services is expected to reduce the Company’s reliance on advertising network partners.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Income Taxes

Income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007
Current:
Federal	$(1,025)	1,142
State	84	310

Total current	(941)	1,452

Deferred:
Federal	(88)	(66)
State	(376)	(46)

Total deferred	(464)	(112)

Total income taxes	$(1,405)	1,340

The reasons for the differences between the statutory Federal rate and the effective income tax rate are summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007
Income taxes at statutory Federal income tax rate	$(1,680)	1,042
Increase in rate resulting from:
State taxes, net of Federal income tax benefit	(193)	174
Stock compensation	191	107
Goodwill impairment	195	—
Settlement of tax audits	47	—
Other	35	17

Income taxes	$(1,405)	1,340

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

	At December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$849	636
Domains	108	31
Accrued vacation	40	30
Accrued rent	22	29
Stock compensation	264	194
Other	2	7

Total deferred tax assets	1,285	927
Valuation allowance	(133)	(133)

	1,152	794

Deferred tax liabilities:
Accrual to cash adjustment	—	31
Office equipment	285	360

Total deferred tax liabilities	285	391

Net deferred tax asset	$867	403

The valuation allowance was established at the time of the acquisition of Banks.com, Inc. and relates to Florida tax net operating losses that management believes may not be utilized to offset future taxable income.

Because of losses incurred during 2008, the Company has evaluated the realizability of the deferred tax asset. Since inception, the Company has operated profitably in all but three quarters. Though certain contracts were terminated in 2008, other new contracts have been negotiated that are projected to restore profitability in 2010. A forecast of taxable income has been produced based on current information available. Based on the forecast of taxable income, a history of profitability, and the Company’s outlook, the Company believes it is more likely than not that the deferred tax asset will be realized.

At December 31, 2008, the Company had Federal net operating loss carryforwards, which will expire as follows (in thousands):

At December 31, 2008
Tax Year	Federal
2018	$203
2019	523
2020	441
2021	272
2022	40

$1,479

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Income Taxes, Continued

The Company also has Florida and California net operating loss carryforwards. The Florida net operating losses are approximately $2,417,000 and begin to expire in 2010. The California net operating losses are approximately $3,652,000 and will expire in 2028.

The Federal and Florida net operating loss carryforwards are subject to an annual limitation of approximately $304,000 due to the ownership change of the Company.

(6) Property and Equipment

Property and equipment consists of the following (in thousands):

	At December 31,
	2008	2007
Office furniture and equipment	$131	130
Computer equipment	498	468
Computer software	1,674	1,488
Leasehold improvements	54	54

Total, at cost	2,357	2,140
Less accumulated depreciation and amortization	1,292	817

Property and equipment, net	$1,065	1,323

The Company has capitalized certain costs associated with software developed for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $672,000 of unamortized internally developed software costs at December 31, 2008. There were no interest costs capitalized during the year ended December 31, 2008 or 2007.

The Company leases its facilities under operating leases with initial terms ranging from one to five years. Certain leases provide for annual increases based on changes in the Consumer Price Index and for an allocable share of utilities, operating pass through and maintenance charges. Rental expense was approximately $254,000 and $233,000 for the years ended December 31, 2008 and 2007, respectively. Approximate future minimum rentals under these leases are as follows (in thousands):

Year Ended December 31, 2008	Amount
2009	217
2010	223
2011	59

$499

(7) Revolving Line of Credit

The Company had a $1,250,000 revolving line of credit with a bank which bore interest at prime plus .75 percent, and required the payment of a collateral handling fee up to .25% per month of financed receivables. This credit facility expired on October 30, 2008. There was no outstanding balance under this credit facility at December 31, 2007 or 2008.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8) Stock Compensation

The Company established the 2004 Equity Incentive Plan (the “2004 Plan”) for employees and non-employee directors of the Company and reserved 1,531,624 shares of common stock for the 2004 Plan. As of December 16, 2005, the Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (the “2005 Plan”). This termination did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan. Any Company employee, director, officer, consultant or advisor is eligible to receive an award under the 2005 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the board of directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock available to be granted under the 2005 Plan. On October 18, 2007, the board of directors approved an increase in the maximum number of shares of common stock reserved for issuance under the 2005 Plan to 2,544,124 shares of common stock, subject to approval by the holders of a majority of the common stock, which approval became effective on November 27, 2007. At December 31, 2008, 522,894 shares remained available for grant.

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

A summary of the stock option activity in the Company’s equity incentive plans is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,612,500	1.24
Granted	1,045,000	2.56
Forfeited	(616,973)	1.64
Exercised	(174,746)	.48

Outstanding at December 31, 2007	1,865,781	1.92
Granted	1,710,000	.51
Forfeited	(1,048,438)	1.68
Exercised	—	—

Outstanding at December 31, 2008	2,527,343	$1.06	7.7 years	$1

Exercisable at December 31, 2008	1,034,837	$1.64	5.4 years	$—

The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $284,000; there were no stock options exercised in 2008. There was a tax benefit of $16,000 recognized for the incentive stock options exercised in 2007, and no tax benefit recognized in 2008. At December 31, 2008, the Company had

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8) Stock Compensation, Continued

1,492,506 unvested stock options outstanding and there was $1.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through October, 2012. The total fair value of shares vested and recognized as compensation expense was $454,000 and $692,000 for the years ended December 31, 2008 and 2007, respectively and the associated income tax benefit recognized was $79,000 and $150,000 for the years ended December 31, 2008 and 2007, respectively.

The fair value of each option granted for the years ended December 31, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (dollars in thousands, except per share data):

Year Ended December 31,
	2008	2007
Risk-free interest rate	4% – 4.75%	3.625% – 4.75%
Dividend yield	—	—
Expected volatility	71 – 124%	46 – 49%
Expected life in years	5.5 – 6.25	5 – 6.25
Grant-date fair value of options issued during the year	$601	$1,319

Per share value of options at grant date	$ 0.9 – $ 0.79	$ 0.96 – $ 1.59

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

On February 14, 2008, the board of directors approved, based on the recommendation of the compensation committee of the board, the issuance of 150,000 shares of common stock of the Company to the Chief Financial Officer of the Company in consideration for his significant contributions to the Company during 2007. In connection with the issuance of these shares, two executive officers also transferred an aggregate of 150,000 shares of Company common stock beneficially owned by them to the Chief Financial Officer. These items were recorded at fair market value as stock compensation and additional paid in capital as required by SFAS 123(R). The amount of compensation expense recognized in connection with this transaction totaled $306,000 in 2007. On October 15, 2008, when the Company’s Chief Financial Officer resigned his employment with the Company, the aforementioned transactions were canceled in accordance with restrictions contained in the related stock award and stock transfer agreements. Therefore, the shares of common stock that had been issued by the Company were returned to the Company, the shares that had been transferred to the Chief Financial Officer by two executive officers were returned to the respective executive officers.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9) Warrants

In connection with the sale of common stock the Company issued a warrant to Barron Partners L.P. to purchase 6,250,000 shares of Company common stock at an exercise price of $1.20. The warrant expires September 29, 2010.

The Company also issued a warrant to purchase 625,000 shares of Company common stock for services rendered by placement agents in connection with the sale of common stock. The warrant is exercisable at $.80 per share and expires September 29, 2010. The fair value of the warrant was estimated at $100,000 and has been presented as common stock offering costs and additional paid-in capital in the accompanying consolidated financial statements. In addition, the original placement agents will receive warrants to purchase shares of Company common stock exercisable at $1.20 per share and expiring September 2010 on future Barron Partners, L.P. warrant exercises at a rate of .1 share for each share purchased by Barron Partners, L.P. The maximum amount of share options that could be issued in connection with this arrangement is 625,000, of which 102,734 had been issued at December 31, 2008.

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

On July 21, 2006, as part of the debt financing described in Note 11, the Company issued a warrant to purchase 477,000 shares of the Company common stock to the investors. The warrant is exercisable at $1.60 per share and expires July 20, 2011. Using the Black-Scholes option pricing model, assuming that the risk-free rate was 5.11%, there would be no dividends paid by the Company, the expected life was 2.5 years and 27% stock volatility the fair value was determined to be $171,000. This item was accounted for as an original issue discount on the notes payable.

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

On March 13, 2007, Barron Partners, L.P. exercised a portion of an outstanding warrant to purchase 64,000 shares of the Company’s common stock at an exercise price of $1.20 per share or an aggregate of $76,800. In addition, as a result of this transaction, the original placement agents that facilitated the Barron Partners investment received $7,680 and additional warrants to purchase 6,400 shares of the Company’s common stock exercisable at $1.20 per share and expiring September 2010. Using the Black-Scholes option-pricing model,

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9) Warrants, Continued

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

The following table summarizes information about common stock warrants outstanding for the periods indicated:

	Warrants Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2006	6,641,063	$1.19
Granted	19,400	1.20
Exercised	(333,028)	1.20

Outstanding at December 31, 2007	6,327,435	$1.20
Granted	—	—
Exercised	—	—

Outstanding at December 31, 2008	6,327,435	$1.20

At December 31, 2008, outstanding warrants to purchase the Company’s common stock were as follows:

Number of Common Stock Warrants	Exercise Price	Expiration Date
39,063	$1.60	October 7, 2010
477,000	$1.60	July 20, 2011
5,311,559	$1.20	September 29, 2010
499,813	$0.80	September 29, 2010

6,327,435

(10) Employee Benefit Plans

On July 1, 2005, the Company established a 401(k) deferred contribution plan covering all employees who have attained age 21 and meet certain eligibility requirements. As established, the Company could make discretionary contributions to the plan. Effective January 1, 2007, the Company makes safe-harbor contributions matching up to 4.0% of an employee’s salary. Company contributions totaled approximately $124,000 and $109,000 in 2007 and 2008, respectively.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Employee Benefit Plans, Continued

On January 1, 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to serve as a benefit to employees. Each year, at the discretion of the Board of Directors, the Company may make a contribution to the ESOP in Company stock or in cash. The Company has accrued an ESOP contribution of $764,000 based on applicable compensation for 2008 and contemplates funding the ESOP on or before September 15, 2009. However, events during 2009 may preclude management from ultimately funding the ESOP. As of December 31, 2008, no shares have been allocated to the plan.

(11) Notes Payable

In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes due 2011 in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60 (the “Warrants”). The Warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which in aggregate totaled approximately $1.3 million consisting of debt issuance cost of $806,000 and debt discount of $483,000. The debt issuance costs and debt discount are amortized over the term of the Notes using the effective interest method. The Notes issued by the Company are secured by first lien on all assets of tax-related Internet domains, including irs.com, and a second lien on all other assets of the Company, which was previously subordinated to the lien on all other assets of the Company’s senior lender, Silicon Valley Bank. The Company currently has no lending arrangement with Silicon Valley Bank, as its credit facility expired on October 30, 2008. Under the original agreement (the “Investment Agreement”), prior to maturity, the Notes (i) would be interest-only for the first two years; (ii) would amortize 20% of the principal amount in year three; would amortize 25% of the principal amount in year four; and (iii) would amortize the remainder of the principal amount in year five, with payments of principal, as applicable, and interest due monthly. The Notes can be prepaid by the Company in whole or in part in any amount greater than $100,000 at any time without penalty. The note holders will have the right to accelerate repayment of the Notes if, among other things, the Company does not meet certain financial ratios per the agreement as of the last day of any fiscal quarter. Using the Black-Scholes option-pricing model, assuming that the risk-free interest rate was 5.11%, there would be no dividends paid by the Company, the contractual life was 2.5 years and 27% stock volatility, the fair value of the warrants issued was estimated to be $171,000. The combined fair value of the common stock and warrants issued was estimated to be $483,000. The Company recorded original issue discount for this amount, which was reflected as a reduction of the outstanding subordinated debt balance of $7 million. The Company is amortizing the original issue discount over the life of the loan using the effective interest method.

At December 31, 2008, the remaining principal balance of the Notes was approximately $5,763,000. The Company made extra principal payments during the year of approximately $350,000 in addition to the $303,000 proceeds from asset sales described above for a total of $653,000.

Per the amended agreement, annual maturities of notes payable are as follows (in thousands):

Year Ending December 31, 2008	Amount
2009	$1,575
2010	4,188

$5,763

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12) Financial Covenant Waiver

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

While the Company has remained current with all principal and interest payments on the Notes, and made additional principal payments during 2008, the Company was not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio as of March 31, 2008. On May 9, 2008, the Company received a waiver of its obligation to comply with these financial covenants through June 30, 2008. As of September 30, 2008, the Company was again out of compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio. On November 21, 2008 the Company and the note holders (the “Lenders”) entered into a waiver agreement (the “Waiver”) with respect to the Company’s noncompliance with the financial covenants for the period ended September 30, 2008. Pursuant to the Waiver, the Lenders consented to and waived any event of default, including any default interest, by reason of noncompliance with these financial covenants for the fiscal quarters ended September 30, 2008, December 31, 2008, and March 31, 2009 (the “Waiver Period”). The Lenders’ continued waiver of the events of default for the Waiver Period is subject to the Company’s satisfaction of certain conditions subsequent. The Company anticipates regaining compliance with the financial covenants on June 30, 2009 through normal business operations, without the sale of any additional company assets or equity. The Company expects to remain in covenant compliance through the remainder of the term of the Notes. If the Company fails to satisfy any of the conditions, the Lenders shall be entitled to exercise all of their rights and remedies under the Investment Agreement. Because the waiver described above expires March 31, 2009, the Company’s financial statements for the year ended December 31, 2008 reflect its Notes as short-term debt. If the Company is successful in reaching an agreement with the holders of its Notes, the long-term portion of the Notes will again be classified as such in current and future financial statements. If the holders of the Notes declare the Notes immediately due and payable or seek to foreclose on any of the Company’s assets, it would raise substantial doubt about the Company’s ability to continue as a going concern.

One of the conditions of the Waiver required the Company and the Lenders to enter into an amendment to the Investment Agreement on or before December 31, 2008, providing that, among other things, (1) the Company use the proceeds of any federal tax refund and any state tax refund (in excess of $5,000) to repay the Company’s obligations under the Notes, and (2) the maturity date of the Notes be changed to June 30, 2010. This amendment was executed on January 6, 2009, to be effective as of December 31, 2008, satisfying the foregoing condition.

In addition, the Company’s Chief Executive Officer agreed to make an equity investment in the Company. On January 6, 2009 the Company’s Chief Executive Officer purchased 3 million shares of Series C Preferred Stock, par value $.001 for a total of $300,000. The Lenders have agreed that the investment was within the terms and conditions of the Waiver. Expenses related to the Issuance of the preferred stock totaled approximately $86,000 in 2008, and are being amortized over the remaining term of the Notes using the effective interest method.

During the months of October and November, the Company completed the sale of some noncore assets in an effort to pay down additional principal on the Notes and reduce monthly interest costs. The domain names camps.com, summercamp.com and greatcruises.com, as well as a trademark that the Company owned for the term “InterSearch”, were all sold for a total proceeds of approximately $303,000, all of which was used to pay down principal on the Notes. We expect to continue to sell noncore assets as proper opportunities arise and use any proceeds from such sales to continue to pay down the principal balance on the Notes.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Related Party Transactions

Since January 2004, the Vice Chairman of the Board has provided consulting services to the Company through GP Strategic Ventures, Inc., of which he is the Chairman and CEO. Payments to this entity totaled $37,500 and $60,000 in the years ended December 31, 2008 and 2007, respectively.

The Company earned revenues totaling $54,000 and $9,000 for the years ended December 31, 2007 and 2008, respectively, from Legent Clearing, LLC for consulting services. Accounts receivable at December 31, 2007 included $6,000 due from Legent Clearing, LLC for these services. There were no amounts due from Legent Clearing, LLC for these services included in accounts receivable as of December 31, 2008. In addition, the Company’s broker-dealer subsidiary, MyStockFund, acquired in January of 2008, has an agreement with Legent Clearing whereby it receives revenues earned, net of costs, from Legent Clearing. Such revenues totaled $380,450 in 2008 with associated costs of $179,276. Accounts receivable at December 31, 2008 included $4,446 due from Legent Clearing to MyStockFund. The Vice Chairman of the Board served as the Chief Executive Officer until April 2008 and member of the Board of Directors until February 2008 for Legent Clearing Corporation.

On May 18, 2007, pursuant to stock repurchase agreements with three of our executive officers, the Company repurchased and retired 625,000 shares of our issued and outstanding common stock for $1.20 per share. The repurchase price was below fair market value on that date.

On February 14, 2008, as discussed in Note 8, two executive officers of the Company gifted an aggregate of 150,000 shares of Company common stock beneficially owned by them to the Chief Financial Officer of the Company in consideration for his significant contributions to the Company during 2007. This item was recorded at fair value as stock compensation. The Chief Financial Officer resigned his employment with the Company on October 15, 2008 and returned the shares of the common stock to the respective executive officers as required by the related stock transfer agreements.

(14) Subsequent Events

Compliance Notice. On October 10, 2008, the Company received a letter from the NYSE Amex (the “Exchange”) indicating that the Company is below certain of the Exchange’s continued listing standards. Specifically, the Company is not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide (the “Company Guide”) in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired, that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. The letter from the Exchange also indicated that, due to its low selling price, the Company’s common stock may not be suitable for auction market trading.

The Exchange afforded the Company an opportunity to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, demonstrating its ability to regain compliance with the Exchange’s continued listing standards. The Company submitted such a plan to the Exchange by the deadline, and, in a letter dated January 6, 2009 the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until April 10, 2009 to regain compliance with the continued listing standards. The Company will be subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14) Subsequent Events, Continued

Preferred Stock. On January 6, 2009 and January 9, 2009, the Company amended the Articles of Incorporation of the Company to designate a series of preferred stock of the Company to be designated as Series C Preferred Stock. Each share of the Series C Preferred Stock will be entitled to receive a 10% annual cumulative dividend, compounded annually. These dividends will be payable only upon a liquidation or redemption. For any other dividends or distributions, the Series C Preferred Stock will participate with the common stock.

Federal Tax Refund. On March 20, 2009, the Company received a federal tax refund of approximately $1,330,000, all of which was used to pay down the principal obligation under the Notes pursuant to the Waiver described in Note 12.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Purchase Agreement by and among Banks.com, Inc., InterSearch Corporate Services, Inc., MyStockFund Securities, Inc., and Online Investments, Inc. effective as of November 29, 2007	Quarterly Report on Form 10-Q	001-33074	2.1	5/15/2008

2.2¿¿	Asset Purchase Agreement by and between Robert Fox and Lina Watson and Internet Revenue Services, Inc. dated September 15, 2006	Quarterly Report on Form 10-Q	001-33074	10.1	11/14/2008

3.1	Amended and Restated Articles of Incorporation, as amended					X

3.2	Amended and Restated Bylaws	Registration Statement on Form SB-2, as amended	333-129937	3.2	11/23/2005

4.1	Form of Common Stock Certificate	Annual Report on Form 10KSB	001-33074	4.1	3/31/2008

4.2	Form of Common Stock Purchase Warrant	Registration Statement on Form SB-2, as amended	333-129937	4.3	11/23/2005

4.3	Registration Rights Agreement by and among Banks.com, Inc. and Baron Partners, L.P. dated September 26, 2005	Registration Statement on Form SB-2, as amended	333-129937	4.4	11/23/2005

4.4	Form of Common Stock Purchase Warrant issued to GunnAllen Financial, Inc. and Pacific Summit Securities	Registration Statement on Form SB-2, as amended	333-129937	4.6	1/26/2006

4.5	Investment Agreement between Banks.com, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.1	7/27/2006
4.6	First Amendment to Investment Agreement dated September 30, 2006	Annual Report on Form 10KSB	001-33074	4.6	3/30/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
4.7	Waiver, dated November 21, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P., as amended					X

4.8	First Amendment to Investment Agreement, dated January 6, 2009 and effective as of December 31, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P.	Current Report on Form 8-K	001-33074	10.1	1/12/2009

4.9	Promissory Notes issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.2	7/27/2006

4.10	Form of Common Stock Purchase Warrant issued to issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.3	7/27/2006

4.11	Registration Rights Agreement by and among Banks.com, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.4	7/27/2006

10.1	Silicon Valley Bank Loan and Security Agreement dated December 10, 2004, as amended	Annual Report on Form 10KSB	001-33074	10.1	3/30/2007

10.2**	Banks.com, Inc. 2004 Equity Incentive Plan and form of agreements thereunder	Registration Statement on Form SB-2, as amended	333-129937	10.2	11/23/2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.3**	Amended and Restated Banks.com, Inc. 2005 Equity Incentive Plan and form of agreements thereunder, as amended	Current Report on Form 8-K	000-51776	10.1	11/30/2007

10.4**	Form of agreements for the Amended and Restated Banks.com, Inc. 2005 Equity Incentive Plan	Annual Report on Form 10KSB	001-33074	10.3	3/30/2007

10.5	Office Lease dated September 21, 2005 by and between HCV Pacific Investors V and Banks.com, Inc., as amended	Registration Statement on Form SB-2, as amended	333-129937	10.5	11/23/2005

10.6	Form of Non-compete Agreement issued to certain employees of Walnut Ventures	Registration Statement on Form SB-2, as amended	333-129937	10.11	11/23/2005

10.7**	Employment Agreement by and between Banks.com, Inc. and Daniel M. O’Donnell dated February 22, 2007	Quarterly Report on Form 10QSB	001-33074	10.1	5/14/2007

10.8**	Employment Agreement by and between Banks.com, Inc. and Gary W. Bogatay dated February 22, 2007	Quarterly Report on Form 10QSB	001-33074	10.2	5/14/2007

10.9**	Employment Agreement by and between Banks.com, Inc. and Andrew Keery dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.7	1/11/2006

10.10**	Employment Agreement by and between Banks.com, Inc. and Steven Ernst dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.8	1/11/2006

10.11**	Employment Agreement by and between Banks.com, Inc. and Robert Hoult dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.10	1/11/2006

10.12**	Employment Agreement by and between Banks.com, Inc. and Kimberly O’Donnell dated October 27, 2004	Quarterly Report on Form 10QSB	001-33074	10.3	5/14/2007
10.13**	Separation Agreement by and between Banks.com, Inc. and Andrew Keery dated October 24, 2007	Annual Report on Form 10KSB	001-33074	10.13	3/31/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.14	Amended and Restated Consulting Agreement between Banks.com, Inc. and GP Strategic Ventures dated January 9, 2006	Registration Statement on Form SB-2, as amended	333-129937	10.12	1/11/2006

10.15¿	Overture Search Services Order between Overture Services, Inc. and Walnut-Ventures, Inc. dated March 1, 2003, as amended	Registration Statement on Form SB-2, as amended	333-129937	10.14	2/7/2006

10.16	Ask Jeeves Advertising Services and Search Services Syndication Agreement dated May 24, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.15	2/7/2006

10.17	Stock Repurchase Agreement by and between Steven Ernst and Banks.com, Inc. dated May 18, 2007	Quarterly Report on Form 10QSB	001-33074	10.1	8/14/2007

10.18	Stock Repurchase Agreement by and between Robert Hoult and Banks.com, Inc. dated May 18, 2007	Quarterly Report on Form 10QSB	001-33074	10.2	8/14/2007

10.19	Stock Repurchase Agreement by and between Andrew Keery and Banks.com, Inc. dated May 18, 2007	Quarterly Report on Form 10QSB	001-33074	10.3	8/14/2007

10.20	Silicon Valley Bank Loan and Security Agreement, 7th Amendment	Quarterly Report on Form 10Q	001-33074	10.2	11/14/2008

10.21	Silicon Valley Bank Loan and Security Agreement, 8th Amendment	Quarterly Report on Form 10Q	001-33074	10.3	11/14/2008

10.22	Form of Subscription Agreement, dated January 6, 2009, between Banks.com, Inc. and Daniel O’Donnell and certain of his affiliates	Current Report on Form 8-K	001-33074	10.2	1/12/2009

10.23	Sublease Agreement, dated January 13, 2009, between Banks.com, Inc. and MuseGlobal, Inc.	Current Report on Form 8-K	001-33074	10.1	2/06/2009

21.1	List of Subsidiaries					X

23.1	Consent of Independent Auditors					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
24.1	Power of Attorney (included on signature page)					X

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

¿	Confidential treatment granted for portions of this exhibit.
¿¿	Confidential treatment for this exhibit expired on September 21, 2008, therefore, this exhibit was re-filed in its entirety. (The exhibit was originally filed on September 21, 2006).
**	Indicates management compensatory plan, contract or arrangement.