Form 10-K/A
period 2008-12-31
Banks.com, Inc.
filed 2009-04-01
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Banks.com, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Filing”) to correct certain typographical errors under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in the Financial Statements and the Statements Regarding Forward—Looking Statements.

BANKS.COM, INC.

FORM 10-K-ANNUAL REPORT

For the Fiscal Year Ended December 31, 2008

PART I

When reading this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K, including the sections entitled “Business,” “Properties,” “Legal Proceedings,” “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and growth strategy, expectations regarding our growth and the growth of the industry in which we operate; expectations regarding our change in strategic direction; our ability to regain compliance with the financial covenants relating to our 13.50% Senior Subordinated Notes; and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

InfoSpace was our largest advertising network partner, accounting for a substantial majority of our total revenue for the year ended December 31, 2008. We had two agreements with Yahoo! Search Marketing, one of our advertising network partners, one of which terminated on March 1, 2008 and one of which terminated on June 1, 2008. Historically, revenues received through sponsored listings from Yahoo! Search Marketing pursuant to these agreements represented a significant percentage of our revenues.

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

InfoSpace, Inc. accounts for a significant portion of our accounts receivable. At December 31, 2008, InfoSpace represented a substantial majority of our total accounts receivable. These accounts have been, and will likely continue to be, unsecured and any failure to collect on these accounts would harm our financial condition and results of operations.

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

In addition, much of the information on banks.com that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depositary, personal credit and investment products offered by financial institutions, mortgage companies, investment companies, insurance companies and others participating in the consumer financial marketplace. We are exposed to the risk that some advertisers may provide us, or directly post on our websites, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information provided by advertisers on our websites, cause certain advertisers to become dissatisfied with our websites, and result in lawsuits being filed against us.

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

Statement Regarding Forward—Looking Statements

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K, including the sections entitled “Business,” “Properties,” “Legal Proceedings,” “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans, objectives, and intentions, (3) statements regarding the capabilities, capacities, and expected development of our business operations, (4) statements of expected future economic performance, and (5) assumptions underlying statements regarding us or our business; (6) expectations regarding our change in strategic direction; and (7) our ability to regain compliance with the financial covenants relating to our 13.50% Senior Subordinated Notes. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

Recent Developments—Liquidity

Although current with respect to principal and interest payments on our 13.50% Senior Subordinated Notes (the “Notes”), we were not in compliance with certain financial covenants contained in the Investment Agreement relating to the Notes, which are measured on the last day of each fiscal quarter, as of September 30, 2008. On November 21, 2008, we and the Note holders (the “Lenders”) entered into a waiver (the “Waiver”) with respect to our noncompliance for the period ended September 30, 2008 with the financial covenants. Pursuant to the Waiver, the Lenders consented to and waived any event of default, including any default interest, by reason of noncompliance with the financial covenants set forth in the Investment Agreement (the “Events of Default”) for the fiscal quarters ended September 30, 2008, December 31, 2008, and March 31, 2009 (the “Waiver Period”). The Waiver is only effective for this specific purpose during the Waiver Period and does not allow for any other or further departure from the terms and conditions of the Investment Agreement. Upon the expiration of the Waiver Period, the Waiver shall be immediately and automatically terminated in its entirety and be of no further force or effect. The Lenders’ continued waiver of the Events of Default for the Waiver Period was subject to the Company’s satisfaction of certain conditions subsequent.

One of the conditions subsequent of the Waiver required us and the Lenders to enter into an amendment to the Investment Agreement on or before December 31, 2008, providing that, among other things, (1) we use the proceeds of any federal tax refund and any state tax refund (in excess of $5,000) to repay our obligations under the Notes, and (2) the maturity date of the Notes be changed to June 30, 2010. This amendment was executed on January 6, 2009, to be effective as of December 31, 2008, satisfying the foregoing condition. On March 20, 2009, we received a federal tax refund of approximately $1,330,000, all of which was used to pay down the principal obligation under the Notes pursuant to the Waiver. Our Chief Executive Officer, Daniel O’Donnell also agreed to make a personal investment in the amount of $300,000 in the Company. On January 6, 2009, our Chief Executive Officer purchased 3,000,000 shares of a new series of preferred stock of the Company designated as the Company’s “Series C Preferred Stock”, par value $.001 per share, for an aggregate purchase price of $300,000 or $0.10 per share, in satisfaction of the foregoing condition. As of March 31, 2009, the Company anticipates regaining compliance with the financial covenants on June 30, 2009 through normal business operations, without the sale of any additional company assets or equity. The Company expects to remain in covenant compliance through the remainder of the term of the Notes. On March 31, 2009, the Lenders agreed to extend the Waiver until April 30, 2009. The Company will continue to work with the Lenders to secure a continuance of the waiver through June 30, 2009. We cannot assure you, however, that the Lenders will grant such a continuance. If the Company is not successful in securing a waiver beyond March 31, 2009, and/or in regaining compliance with the financial covenants, the holders of the Notes may declare the Notes immediately due and payable or seek to foreclose on the Company’s assets. The foregoing are forward looking statements and are subject to the risks and uncertainties outlined in the Statement Regarding Forward—Looking Statements at the beginning of Item 7 and in the section entitled Risk Factors in this current report on Form 10-K.

During October and November 2008, we completed the sale of some non-core assets in an effort to pay down additional principal on the Notes and reduce monthly interest costs. The domain names camps.com, summercamp.com and greatcruises.com, as well as a trademark that we owned for the term “InterSearch”, were all sold for a total proceeds of approximately $303,000, all of which was used to pay down principal on the Notes. We expect to continue to sell non-core assets as proper opportunities arise and use any proceeds from such sales to continue to pay down the principal balance on the Notes. As of December 31, 2008, the outstanding principal balance on the Notes was approximately $5.76 million, we were current in our payment of principal and interest on the Notes, and had pre-paid approximately $653,000 on the principal balance of the Notes. Further information may be found later in this section under the heading “Liquidity and Capital Resources”.

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

	Year ended December 31,
	2008	2007
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenues	$11,054	$27,763

Cost of revenues:
Traffic acquisition costs	4,980	11,325
Sales and marketing	1,145	1,415
General and administrative	8,802	10,773

Total operating expenses	14,927	23,513

(Loss) earnings from operations	(3,873)	4,250
Other income	90	—
Interest expense	1,157	1,186

(Loss) earnings before income taxes	(4,940)	3,064
Income taxes (benefit)	(1,405)	1,340

Net (loss) earnings	(3,535)	1,724

Basic (loss) earnings per share	$(.14)	$.07

Diluted (loss) earnings per share	$(.14)	$.06

Basic weighted average common shares outstanding	25,490,762	24,962,487

Diluted weighted average common shares outstanding	25,490,762	27,972,553

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2008	2007
Revenues	100%	100%

Cost of revenues:
Traffic acquisition costs	45	41
Sales and marketing	10	5
General and administrative	80	39

Total operating expenses	135	85

(Loss) earnings from operations	(35)	15
Other income (loss)	1	—
Interest expense	11	4

(Loss) earnings before income taxes	(45)	11
Income taxes (benefit)	(13)	5

Net (loss) earnings	(32)	6

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue. Revenue decreased 60% from 27.8 million for the year ended December 31, 2007 to $11.1 million in 2008. This decrease was primarily attributable to a decrease in Internet search revenue and the loss of two large advertising network partners.

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

As of December 31, 2008, we had no capital commitments, but do have an operating lease commitment which will result in payments of $217,000 in 2009, $223,000 in 2010 and $59,000 in 2011. In addition, we had commitments of principal payments on our Notes of approximately $1,575,000 in 2009 and $4,188,000 in 2010. On March 20, 2009, we prepaid approximately $1,330,000 of the principal on our Notes which reduced our 2010 commitment of principal payments on our Notes to $2,858,000. Regular monthly principal payments through June 30, 2010 total $875,000 with a balloon payment of approximately $1,983,000 also due on June 30, 2010 when the Notes mature. In addition to the principal payments described above, the Notes on our debt carry an interest rate of 13.5% of the outstanding principal balance compounded monthly. See the Section entitled “Recent Developments—Liquidity” in this Item 7 for additional information regarding our Notes, including the terms and conditions of a waiver of our non-compliance with the financial covenants contained therein, which discussion is incorporated by reference herein.

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

Net cash provided by operating activities for the year ended December 31, 2008 was $303,000 consisting primarily of revenues of $11.1 million offset by traffic acquisition costs of $5 million. Additionally, operating cash flow was increased by depreciation and amortization of $1.8 million, goodwill impairment of $573,000 and stock compensation of $504,000. Further, other operating activities that increased cash flow were a decrease in accounts receivable of $2 million offset by an increase in refundable income taxes of $1 million, a decrease in accounts payable of $111,000 and a decrease in accrued liabilities of $386,000.

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

Cash flows for the year ended December 31, 2007

Net cash provided by operating activities for the year ended December 31, 2007 was $3.9 million consisting primarily of revenues of $27.8 million offset by traffic acquisition costs of

$11 million. Additionally operating cash flow was increased by depreciation and amortization of $1.5 million and stock compensation expense of $1.1 million. Other operating activities that increased cash flow were a decrease in accounts receivable of $1.4 million, which was largely offset by a decrease in accounts payable of $1.1 million.

Net cash used in investing activities for the year ended December 31, 2007 of $ 1.2 million primarily was for the purchase of Internet domains, and property and equipment.

Net cash used in financing activities for the year ended December 31, 2007 was $820,000. This is primarily attributable to retirement of 625,000 shares of common stock for $750,000 and retirement of the revolving loan for $518,000, offset somewhat by the exercise of common stock options and warrants for $408,000.

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

Dated: April 1, 2009

BANKS.COM, INC.

By:	/s/ DANIEL M. O’DONNELL
Daniel M. O’Donnell, President and Chief Executive Officer, and Duly Authorized Representative

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 12 to the consolidated financial statements, as a result of the Company’s failure to maintain certain financial ratios required by covenants contained in the Investment Agreement relating to its senior subordinated notes, the note holders are permitted to declare the notes immediately due and payable or seek foreclosure on any of the Company’s assets, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2008	2007
Revenues	$11,054	27,763
Cost of revenues	4,980	11,325

Gross profit	6,074	16,438

Operating expenses:
Sales and marketing expense	1,145	1,415
General and administrative expense	8,802	10,773

Total operating expenses	9,947	12,188

(Loss) earnings from operations	(3,873)	4,250
Other income	90	—
Interest expense	1,157	1,186

(Loss) earnings before income taxes	(4,940)	3,064
Income taxes (benefit)	(1,405)	1,340

Net (loss) earnings	(3,535)	1,724

Basic (loss) earnings per share	$(.14)	.07

Diluted (loss) earnings per share	$(.14)	.06

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

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(3,535)	1,724
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	475	428
Amortization of domains and other	1,334	1,061
Amortization of debt issuance costs	268	261
Deferred income tax benefit	(464)	(112)
Stock compensation expense	504	1,051
Goodwill impairment	573	—
Gain on sale of trademarks and domains	(83)	—
Decrease in accounts receivable	1,956	1,357
Decrease (increase) in prepaid expenses and other	31	(285)
Increase in refundable income taxes	(1,048)	—
Decrease in accounts payable	(111)	(1,138)
Decrease in accrued liabilities	(386)	(84)
Increase in accrued contributions	764	—
Increase (decrease) in deferred revenue	2	(58)
Decrease (increase) in other assets	154	(279)
Other	(131)	—

Net cash provided by operating activities	303	3,926

Cash flows from investing activities:
Purchase of property and equipment	(216)	(335)
Proceeds from sale of trademarks	90	—
Proceeds from sale of domains	213	—
Cash paid for acquisitions	(819)	—
Purchase of domains	—	(818)

Net cash used in investing activities	(732)	(1,153)

Cash flows from financing activities:
Preferred stock issuance costs	(71)	—
Debt issuance costs	(86)	—
Retirement of common stock	—	(750)
Proceeds from exercise of common stock warrants	—	326
Net decrease in revolving lines of credit	—	(518)
Exercise of common stock options	2	82
Tax benefit from exercise of common stock options	—	40
Net decrease in notes payable	(1,237)	—

Net cash used in financing activities	(1,392)	(820)

Net (decrease) increase in cash	(1,821)	1,953
Cash at beginning of year	2,300	347

Cash at end of year	$479	2,300

Supplemental disclosure of cash flow information:
Cash paid during the year for— Interest	$929	972

Income taxes	$107	1,546

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

The fair value of each option granted for the years ended December 31, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (dollars in thousands, except per share data):

Year Ended December 31,
	2008	2007
Risk-free interest rate	4% – 4.75%	3.625% – 4.75%
Dividend yield	—	—
Expected volatility	71 – 124%	46 – 49%
Expected life in years	5.5 – 6.25	5 – 6.25
Grant-date fair value of options issued during the year	$601	$1,319

Per share value of options at grant date	$ 0.09 – $ 0.79	$ 0.96 – $ 1.59

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

(11) Notes Payable

In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60 (the “Warrants”). The Warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which in aggregate totaled approximately $1.3 million consisting of debt issuance cost of $806,000 and debt discount of $483,000. The debt issuance costs and debt discount are amortized over the term of the Notes using the effective interest method. The Notes issued by the Company are secured by first lien on all assets of tax-related Internet domains, including irs.com, and a second lien on all other assets of the Company, which was previously subordinated to the lien on all other assets of the Company’s senior lender, Silicon Valley Bank. The Company currently has no lending arrangement with Silicon Valley Bank, as its credit facility expired on October 30, 2008. Under the original agreement (the “Investment Agreement”), prior to maturity, the Notes (i) would be interest-only for the first two years; (ii) would amortize 20% of the principal amount in year three; would amortize 25% of the principal amount in year four; and (iii) would amortize the remainder of the principal amount in year five, with payments of principal, as applicable, and interest due monthly. The Notes can be prepaid by the Company in whole or in part in any amount greater than $100,000 at any time without penalty. The note holders will have the right to accelerate repayment of the Notes if, among other things, the Company does not meet certain financial ratios per the agreement as of the last day of any fiscal quarter. Using the Black-Scholes option-pricing model, assuming that the risk-free interest rate was 5.11%, there would be no dividends paid by the Company, the contractual life was 2.5 years and 27% stock volatility, the fair value of the warrants issued was estimated to be $171,000. The combined fair value of the common stock and warrants issued was estimated to be $483,000. The Company recorded original issue discount for this amount, which was reflected as a reduction of the outstanding subordinated debt balance of $7 million. The Company is amortizing the original issue discount over the life of the loan using the effective interest method.

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

In addition, the Company’s Chief Executive Officer agreed to make an equity investment in the Company. On January 6, 2009 the Company’s Chief Executive Officer purchased 3 million shares of Series C Preferred Stock, par value $.001 for a total of $300,000. The Lenders have agreed that the investment was within the terms and conditions of the Waiver. Expenses related to the Waiver and the Amendment totaled approximately $86,000 in 2008, and are being amortized over the remaining term of the Notes using the effective interest method.

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