Form 10-Q
period 2009-03-31
Banks.com, Inc.
filed 2009-05-14
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $.001 par value per share	25,963,651 shares

BANKS.COM, INC. AND SUBSIDIARIES

BANKS.COM, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM  1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets

Current assets:
Cash	$309	479
Accounts receivable	1,730	747
Prepaid expenses and other	290	253
Refundable income taxes	—	1,331
Deferred income taxes	318	78

Total current assets	2,647	2,888

Property and equipment, net	946	1,065
Debt issuance costs, net	437	493
Patents and trademarks, net	30	31
Domains, net	11,679	11,937
Other intangible assets, net	936	998
Other assets	125	125
Deferred income taxes	496	789

Total	$17,296	18,326

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	882	544
Accrued liabilities	400	532
Accrued contributions	764	764
Deferred revenue	4	4
Notes payable, net of discount	3,879	5,517

Total current liabilities	5,929	7,361

Total liabilities	5,929	7,361

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 shares and no shares issued and outstanding	3	—
Common stock, $.001 par value, 125,000,000 shares authorized, 25,963,651 and 25,438,651 shares issued and outstanding	26	25
Additional paid-in capital	10,640	10,316
Retained earnings	698	624

Total stockholders’ equity	11,367	10,965

Total	$17,296	18,326

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Revenues	$2,856	4,995

Cost of revenues	781	2,548

Gross profit	2,075	2,447

Operating expenses:
Sales and marketing expense	189	339
General and administrative expense	1,439	2,369

Total operating expenses	1,628	2,708

Earnings (loss) from operations	447	(261)

Interest expense	310	299

Earnings (loss) before income taxes	137	(560)

Income taxes (benefit)	56	(193)

Net earnings (loss)	$81	(367)

Earnings (loss) per share:

Basic	$.00	(.01)

Diluted	$.00	(.01)

Weighted average shares outstanding:

Basic	25,619,484	25,428,834

Diluted	26,644,484	25,428,834

Dividends per share	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2009 and 2008

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	—	24,971,706	$25	9,462	4,159	13,646

Cash received from 2007 exercise of common stock options (unaudited)	—	—	—	—	2	—	2

Common stock issued for acquisitions (unaudited)	—	—	358,226	—	419	—	419

Common stock issued to executive officer for 2007 compensation (unaudited)	—	—	150,000	—	—	—	—

Stock compensation (unaudited)	—	—	—	—	98	—	98

Net loss (unaudited)	—	—	—	—	—	(367)	(367)

Balance at March 31, 2008 (unaudited)	—	$—	25,479,932	$25	9,981	3,792	13,798

Balance at December 31, 2008	—	—	25,438,651	$25	10,316	624	10,965

Preferred stock Series C issued (unaudited)	3,000,000	3	—	—	297	—	300

Costs associated with issuance of preferred stock (unaudited)	—	—	—	—	(46)	—	(46)

Preferred stock dividends (unaudited)	—	—	—	—	—	(7)	(7)

Common stock issued to directors in connection with option exchange program (unaudited)	—	—	525,000	1	36	—	37

Stock compensation (unaudited)	—	—	—	—	37	—	37

Net earnings (unaudited)	—	—	—	—	—	81	81

Balance at March 31, 2009 (unaudited)	3,000,000	$3	25,963,651	$26	10,640	698	11,367

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$81	(367)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	119	111
Amortization of domains and other	321	330
Amortization of debt issuance costs	127	65
Deferred income taxes (benefit)	53	(189)
Stock compensation expense	74	98
Increase in accounts receivable	(983)	(1,096)
(Increase) decrease in prepaid expenses and other	(37)	131
Decrease in refundable income taxes	1,331	—
Increase in accounts payable	338	448
Decrease in accrued liabilities	(132)	(479)
Increase in deferred revenue	—	3
Decrease in other assets	—	154

Net cash provided by (used in) operating activities	1,292	(791)

Cash flows from investing activities:
Purchase of property and equipment	—	(167)
Cash paid for acquisitions	—	(816)

Net cash used in investing activities	—	(983)

Cash flows from financing activities:
Proceeds from sale of preferred stock	300	—
Preferred stock issuance costs	(46)	—
Preferred stock dividends	(7)	—
Debt issuance costs	(29)	—
Exercise of common stock options	—	2
Net decrease in notes payable	(1,680)	—

Net cash (used in) provided by financing activities	(1,462)	2

Net decrease in cash	(170)	(1,772)

Cash at beginning of period	479	2,300

Cash at end of period	$309	528

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$193	243

Income taxes	$9	5

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009, or for any other period. The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

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

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the SEC.

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

The Company established the 2004 Equity Incentive Plan (“2004 Plan”) for employees and nonemployee directors of the Company and reserved 1,531,624 shares of common stock for the 2004 Plan. As of December 16, 2005, the Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”). This termination did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan. Any Company employee, director, officer, consultant or advisor is eligible to receive an award under the 2005 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the board of directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock available to be granted under the 2005 Plan. On October 18, 2007, the board of directors approved an increase in the maximum number of shares of common stock reserved for issuance under the 2005 Plan to 2,544,124 shares of common stock, subject to approval by the holders of a majority of the common stock, which approval became effective on November 27, 2007. At March 31, 2009, 698,206 shares remained available for grant.

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

A summary of the stock option activity in the Company’s equity incentive plans is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,527,343	$1.06
Granted	—	—
Forfeited	(220,312)	2.17
Canceled in exchange for common stock	(480,000)	1.58
Exercised	—	—

Outstanding at March 31, 2009	1,827,031	$0.80	8.31 years	$72

Exercisable at March 31, 2009	517,651	$1.31	6.20 years	$4

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock Compensation, Continued. There was no intrinsic value of options exercised during the three months ended March 31, 2009, compared to $82,000 for the same period in 2008. There was no tax benefit recognized for the incentive stock options exercised in either of these periods. At March 31, 2009, the Company had 1,309,380 unvested stock options outstanding and there was $1.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through October, 2012. The total fair value of shares vested and recognized as compensation expense was $37,000 for the three months ended March 31, 2009, compared to $98,000 for the same period in 2008. The associated income tax benefit recognized was $15,000 for the three months ended March 31, 2009, compared to $17,000 for the same period in 2008.

The fair value of each option granted for the three months ended March 31, 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. There were no options granted during the three months ended March 31, 2009 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	—	4.75%
Expected dividend yield	—	—
Expected volatility	—	71% - 72%
Expected life in years	—	6.25

Grant-date fair value of options issued during the period	—	$473
Per share value of options at grant date	$—	$0.70 - $0.79

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

On February 4, 2009, the board of directors approved a stock option exchange program for nonemployee directors whereby Company options previously granted could be exchanged for shares of Company common stock. On March 12, 2009, all nonemployee directors exchanged an aggregate of 480,000 options for an aggregate of 525,000 shares of Company common stock. These items have been recorded at fair value as stock compensation and additional paid in capital as required by SFAS 123(R). The amount of compensation expense recognized in connection with this transaction totaled $37,000. The associated income tax benefit recognized was $15,000 for the three months ended March 31, 2009.

On January 1, 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to serve as a benefit to employees. Each year, at the discretion of the Board of Directors, the Company may make a contribution to the ESOP in Company stock or in cash. The Company has accrued an ESOP contribution of $764,000 based on applicable compensation for 2008 and contemplates funding the ESOP on or before September 15, 2009. However, events during 2009 may preclude management from ultimately funding the ESOP. As of March 31, 2009, no shares have been allocated to the plan.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) Earnings (loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share for the three months ended March 31, 2009 was computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method, plus the effect of outstanding convertible preferred stock using the if converted method. Outstanding stock options and warrants are not considered dilutive securities for the three months ended March 31, 2008 due to the net loss incurred by the company. Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2009			2008
	Earnings	Weighted-Average Shares	Per Share Amount	Loss	Weighted-Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net earnings (loss)	$81	25,619,484	$.00	$(367)	25,428,834	$(.01)
Less: preferred stock dividends	$(7)	—	$—	$—	—	$—

Net earnings (loss) available to common stockholders	$74	25,619,484	$.00	$(367)	25,428,834	$(.01)
Effect of dilutive securities:
Assumed conversion of preferred stock	$7	1,000,000		—	—
Incremental shares from assumed conversion of options	—	25,000		—	—
Incremental shares from assumed conversion of warrants	—	—		—	—

Diluted:
Net earnings (loss) available to common stockholders and assumed conversions	$81	26,644,484	$.00	$(367)	25,428,834	$(.01)

For the three months ended March 31, 2009, a total of 1,012,031 outstanding options with exercise prices ranging from $0.16 to $2.51 were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price. These options have expiration dates that range from 2014 to 2018. Also due to the exercise price exceeding the average market price, all outstanding warrants were excluded from the calculation of earnings per share for the three months ended March 31, 2009, for a total 6,327,435 outstanding warrants, with exercise prices ranging from $0.80 to $1.60, and expiration dates that range from 2010 to 2011.

(4) Warrants

At March 31, 2009, outstanding warrants to purchase the Company’s common stock were as follows:

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

(6) Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. On January 6, 2009 and January 9, 2009, the Company amended the Articles of Incorporation of the Company to designate a series of preferred stock of the Company as Series C Preferred Stock, and authorized the issuance of 3,000,000 shares of Series C Preferred Stock. Approval of the shareholders of the Corporation was not required. The Series C Preferred Shares will be convertible, at any time at the option of the holders, into shares of the Company’s common stock on a 3:1 ratio, subject to adjustments for any stock dividends, splits, combinations and similar events. Each share of the Series C Preferred Stock will be entitled to receive a 10% annual cumulative dividend, compounded annually. These dividends will be payable only upon a liquidation or redemption. For any other dividends or distributions, the Series C Preferred Stock will participate with the common stock. On January 6, 2009, the Company’s Chief Executive Officer purchased 3,000,000 shares of Series C Preferred Stock, par value $.001 per share, for an aggregate purchase price of $300,000 or $0.10 per share. As of March 31, 2009, the Company had 3,000,000 shares of preferred stock outstanding.

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

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(8) Financial Covenant Waiver

The Company is current with all principal and interest payments on the Notes. However, the Company is required to maintain the following financial ratios until the Notes are paid in full: (i) a Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; (ii) a Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and (iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. As of March 31, 2008, the Company was not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio. On May 9, 2008, the Company received a waiver of its obligation to comply with these financial covenants through June 30, 2008. As of September 30, 2008, the Company was again out of compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio. On November 21, 2008 the Company and the note holders (the “Lenders”) entered into a waiver agreement (the “Waiver”) with respect to the Company’s noncompliance with the financial covenants for the period ended September 30, 2008. Pursuant to the Waiver, the Lenders consented to and waived any event of default, including any default interest, by reason of noncompliance with these financial covenants for the fiscal quarters ended September 30, 2008, December 31, 2008, and March 31, 2009. As of March 31, 2009, the Company was not in technical compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio. On March 31, 2009, the Company received from the Lenders, an extension of the waiver of its obligation to comply with these financial covenants through April 30, 2009, which was subsequently extended through June 29, 2009. The Lenders’ continued waiver of the events of default for the waiver period is subject to the Company’s satisfaction of certain conditions subsequent. If the Company fails to satisfy any of the conditions, the Lenders shall be entitled to exercise all of their rights and remedies under the Investment Agreement. Because the waiver described above expires June 29, 2009, the Company’s financial statements for the period ended March 31, 2009 reflect its Notes as short-term debt. If the Company is successful in reaching an agreement with the holders of its Notes, the long-term portion of the Notes will again be classified as such in current and future financial statements. If the holders of the Notes declare the Notes immediately due and payable or seek to foreclose on any of the Company’s assets, it would raise substantial doubt about the Company’s ability to continue as a going concern.

(9) Compliance Notice

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

The Exchange afforded the Company an opportunity to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, demonstrating its ability to regain compliance with the Exchange’s continued listing standards. The Company submitted such a plan to the Exchange by the deadline, and, in a letter dated January 6, 2009 the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until April 10, 2009 to regain compliance with the continued listing standards. After evaluating the Company’s progress with the plan, the Exchange notified the Company on May 11, 2009 that an additional extension has been granted to the Company until August 11, 2009. The Company will be subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

(10) Subsequent Events

On April 2, 2009, the Company agreed to, and subsequently completed a sale of an investment, and received proceeds in the amount of $80,000.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2009, and for the three month periods ended March 31, 2009 and 2008 presented in this document, in accordance with standards of the Public Company Accounting Oversight Board.

Their report furnished pursuant to Rule 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Banks.com, Inc.

San Francisco, California:

We have reviewed the accompanying condensed consolidated balance sheet of Banks.com, Inc. and Subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the three month periods ended March 31, 2009 and 2008. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2009, we expressed a going concern opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived. Because of the Company’s failure to maintain certain financial ratios, the holders of certain notes may declare those notes immediately due and payable or seek foreclosure on any of the Company’s assets. Although the holders of the notes have currently waived the requirements that the Company maintain said financial ratios, unless and until the Company has regained compliance with these financial ratios, this action would raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 11, 2009

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008. This section of this Quarterly Report contains forward–looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward–looking statements. Our actual results may differ materially from the information contained in these forward-looking statements for many reasons, including those described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”). The risks described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

OVERVIEW

General

We depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. We had two contracts with Yahoo! Search Marketing, one of which terminated on March 1, 2008 and the other of which terminated on June 1, 2008. Our contract with Ask.com was modified in February 2008 to terminate their obligation to provide third party paid search results from Google and the contract ultimately expired on December 31, 2008. In addition, we exited the Domain Parking and Desktop businesses with the termination of our contract with Yahoo! Search Marketing on March 1, 2008. The termination of these contracts resulted in the loss of paid search results from Google and/or Yahoo from June 1, 2008 through October 21, 2008, which had a severe adverse impact on our results of operations in 2008. In October 2008, we entered into a distribution agreement with InfoSpace to provide paid metasearch results from Google, Yahoo, Microsoft and Ask.com on banks.com. Our advertising network partners, Yahoo! Search Marketing and Ask.com together represented a substantial majority of our revenues for the quarter ending March 31, 2008, while InfoSpace, Inc., represented a substantial majority of our revenues for the quarter ending March 31, 2009.

In January 2008, in an effort to diversify our revenue streams and increase our recurring revenue, we began providing finance-related services, such as online tax preparation and online stock brokerage services, in addition to professional services. While we will continue to evaluate our business by measuring our total number of paid clicks, with our change in strategic direction we will also focus on other metrics related to customer acquisitions such as number of new customers and length of time we retain existing customers.

The transition of our business model, the redirection of irs.com traffic to banks.com, macro industry and economic trends, the expiration and nonrenewal of our contracts with Yahoo! Search Marketing in March and June of 2008, and our contract with Ask.com being modified to terminate their license to distribute third party results to us in February 2008, all had an adverse effect on our financial condition and results of operations. However, we believe our change in strategy to focus on a revenue mix of internet advertising and customer acquisition through proprietary financial products and services has begun to reduce our reliance on advertising network partners. In addition, we have been aggressively reducing our sales and marketing and general and administrative (“SG&A”) expenses. SG&A expenses were $1.6 million for the three months ended March 31, 2009, compared to $2.7 million for the same period in 2008, a reduction of 41%. We anticipate continuing to make select reductions in SG&A expenses on the go forward but anticipate the rate of reduction to slow.

Trends and Uncertainties

We own the Internet domain address irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. On April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The TaxPayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 amends Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. The legislation was never passed by the Senate or signed into law and the bill died with the ending of the 110th Congress in January 2009. However, the passage of H.R. 1677 in April 2007 resulted in a modification of the 2008 Operating Agreement of the Free File Alliance and prohibited their members from advertising on the domain irs.com. The Free File Alliance is a public/private cooperative of nineteen online tax providers who provide certain U.S. citizens with access to free online tax preparation in cooperation with the Internal Revenue Service. Their members represent the vast majority of the Online Tax Preparation market including TurboTax, H&R Block and TaxAct and the loss of their advertising dollars had an adverse affect on our business in 2008. We have been diligent in mitigating the adverse affects of this by, among other things, redirecting the traffic from irs.com to banks.com and increasing the prominence of our disclaimer that we are not the Internal Revenue Service to help minimize the possibility of any user confusion. As a result of these measures, the Free File Alliance no longer prohibits their members from advertising on the banks.com domain but we cannot assure you that their members will advertise with us at previous levels or that the Free File Alliance will continue to allow their members to advertise with us. The reinstatement of that prohibition would have an adverse affect on our business.

The largest providers of online search and advertising, primarily Google and Yahoo! Search Marketing, have upgraded traffic conversion standards and algorithms and prohibited us from using certain search parameters that were in use in the prior year. Our results of operations have been adversely affected by this trend. As a result of this shift in industry dynamics and the negative reactions of our current and potential advertisers to H.R. 1677, both of which have had an adverse effect on our financial condition and results of operations, we have taken proactive measures to mitigate our reliance on advertising network partners by transitioning toward a strategy of a revenue mix of customer acquisition, proprietary products such as online tax preparation and stock brokerage, and increasing our direct advertiser base. Hence, we have voluntarily exited certain pay per click business lines such as ParkingDots® and the Desktop space in March 2008. We are now focused on the financial services vertical of online advertising through our network of financial sites including banks.com and irs.com. Our new strategy should result in less dependency on the pay-per-click model, which has been negatively affected by these recent legislative and industry trends.

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

The Exchange afforded us an opportunity to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, demonstrating our ability to regain compliance with the Exchange’s continued listing standards. We submitted such a plan to the Exchange by the deadline, and, in a letter dated January 6, 2009 the Exchange notified us that it accepted our plan of compliance and granted us an extension until April 10, 2009 to regain compliance with the continued listing standards. After evaluating our progress with the plan, the Exchange notified us on May 11, 2009 that an additional extension has been granted to us until August 11, 2009. We will be subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the Exchange.

Business Segments

We had no reportable segments for the three month periods ended March 31, 2009 or 2008.

Quarterly Results May Fluctuate

Our quarterly results have fluctuated in the past and will continue to do so in the future due to seasonal fluctuations in the level of Internet usage and our online tax related businesses. Our reliance on revenues generated through our ownership of the Internet domain irs.com will continue to cause our revenues to be largely seasonal in nature, with peak revenues occurring during the U.S. tax filing season of January through April. Therefore, our first and second quarter results are not indicative of results for the entire fiscal year.

RESULTS OF OPERATIONS

The following table sets forth information for the three months ended March 31, 2009 and 2008 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (in thousands).

	Three Months Ended March 31,
	2009	2008
Statements of Operations Data:
Revenues	$2,856	4,995

Cost of revenues	781	2,548
Sales and marketing	189	339
General and administrative	1,439	2,369

Total expenses	2,409	5,256

Earnings (loss) from operations	447	(261)
Interest expense	310	299

Earnings (loss) before income taxes	137	(560)

Income taxes (benefit)	56	(193)

Net earnings (loss)	$81	(367)

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Revenues	100%	100%

Cost of revenues	27	51
Sales and marketing	7	7
General and administrative	50	47

Total expenses	84	105

Earnings (loss) from operations	16	(5)
Interest expense	11	6

Earnings (loss) before income taxes	5	(11)
Income taxes (benefit)	2	(4)

Net earnings (loss)	3	(7)

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue. Revenue decreased 43% from $5 million for the three months ended March 31, 2008 to $2.9 million for the same period in 2009. This is primarily attributable to our exiting the domain parking and desktop space, our continuing emphasis on traffic quality, and our changing business strategy.

Cost of Revenue. Cost of revenue was $2.5 million for the three months ended March 31, 2008 and decreased to $781,000 for the same period in 2009. This 69% decrease is primarily attributable to lower traffic acquisition costs that resulted from our continuing emphasis on traffic quality, and efficiencies in our Search Engine Marketing spend, which also led to higher year over year gross profit margins.

Sales and Marketing. Sales and marketing expense decreased from $339,000 for the three months ended March 31, 2008 to $189,000 for the same period in 2009. This decrease of $150,000 is mainly attributable to a decrease in personnel and consulting costs.

General and Administrative. General and administrative expenses decreased 39% from $2.4 million for the three months ended March 31, 2008 to $1.4 million for the same period in 2009. We have taken proactive measures to reduce expenses to coincide with the decrease in revenue. The decrease is due primarily to a decrease in employee salary and benefit expenses, consulting related fees, and technology infrastructure costs. We anticipate continuing to reduce general and administrative expenses on the go forward but anticipate the rate of reduction to slow.

Interest Expense. Interest expense was $299,000 for the three months ended March 31, 2008 compared to $310,000 for the same period in 2009. This $11,000 increase is a result of the amortization of debt issuance costs being accelerated to conform to the change in maturity date of our Notes, which was partially offset by a decrease in interest payments due to lower principal balances in 2009. During the three months ended March 31, 2009, we paid down approximately $1.7 million of the outstanding principal balance on our Notes.

Income Taxes. Income tax expense was $56,000, an effective tax rate of 41%, for the three months ended March 31, 2009 compared to an income tax benefit of $193,000 for the same period in 2008. This increase is primarily a result of having pretax earnings of $137,000 for the three months ended March 31, 2009 versus a pretax loss of $560,000 for the same period in 2008. Any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, such as stock compensation.

Net Earnings (Loss). As a result of the foregoing, net earnings for the three months ended March 31, 2009 was $81,000 or $0.00 per basic and diluted share compared to a net loss of $367,000 or $0.01 per basic and diluted share for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of March 31, 2009, we had $309,000 in cash compared to $479,000 at December 31, 2008. Our working capital, excluding amounts related to long term debt classified as a current liability due to events of covenant default, decreased from $1,044,000 on December 31, 2008 to $597,000 as of March 31, 2009. Our liquidity declined mainly due to a tax refund of approximately $1.3 million received in March 2009, all of which was used to pay down principal on our debt.

Our $1.25 million revolving line of credit with Silicon Valley Bank expired on October 30, 2008. As such, there was no outstanding balance under this credit facility at March 31, 2009 or December 31, 2008.

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

The investment agreement pursuant to which we issued the Notes (the “Investment Agreement”) contains restrictions of a nature generally found in agreements of this type that may limit our ability to, among other things, sell or acquire assets, incur additional indebtedness, make certain investments, purchase capital stock, and pay dividends.

We are current with all principal and interest payments on the Notes. However, the Investment Agreement pursuant to which we issued the Notes requires us to maintain the following financial ratios until the Notes are paid in full: (i) a Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; (ii) a Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and (iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. Although current with respect to principal and interest payments on our Notes, we have not maintained compliance with certain financial covenants contained in the Investment Agreement relating to the Notes. On November 21, 2008, we and the Note holders (the “Lenders”) entered into a waiver (the “Waiver”) with respect to our noncompliance with the financial covenants. Pursuant to the Waiver, the Lenders consented to and waived any event of default, including any default interest, by reason of noncompliance with the financial covenants set forth in the Investment Agreement (the “Events of Default”) for the fiscal quarters ended September 30, 2008, December 31, 2008, and March 31, 2009 (the “Waiver Period”). The Waiver is only effective for this specific purpose during the Waiver Period and does not allow for any other or further departure from the terms and conditions of the Investment Agreement. Upon the expiration of the Waiver Period, the Waiver shall be immediately and automatically terminated in its entirety and be of no further force or effect. The Lenders’ continued waiver of the Events of Default for the Waiver Period was subject to the Company’s satisfaction of certain conditions subsequent.

As of March 31, 2009, we were not in technical compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio. On March 31, 2009, we received from the holders of the Notes, an extension of the waiver of our obligation to comply with these financial covenants through April 30, 2009, which was subsequently extended through June 29, 2009. As an inducement to obtain the extension of the waiver through June 29, 2009, the Company agreed to make the following additional principal payments to the Lenders: (i) on or prior to May 15, 2009, one additional principal payment to the Lenders in the total amount $109,375, (ii) on or prior to June 15, 2009, one additional principal payment to the Lenders in the total amount of $109,375, and (iii) on or prior to September 30, 2009, one additional principal payment of $145,833. In addition, the Company may not establish a new senior credit facility without obtaining the prior written approval of the Lenders. While an Event of Default exists, investors holding at least 51% of the Notes may elect, among other things, to accelerate our indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of our assets, including our irs.com domain name and website that were pledged as collateral for the Notes. As a result of the foregoing, our financial statements for the period ended March 31, 2009 reflect that our Notes are classified as short-term debt. If we are successful in regaining compliance with the financial covenants, or reaching an agreement with our lenders, the long-term portion of the Notes will again be classified as such in current and future financial statements. As of March 31, 2009, we had outstanding principal in the amount of $4.1 million under the Notes.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. As of March 31, 2009, we estimate that we had adequate cash on hand and cash flow from operations to be able to continue to fund anticipated levels of operations. However, in addition to cash flow from operations and operating cost reductions, we may need additional debt or equity financing, or a combination of these, to fund anticipated levels of operations should business circumstance change. We have considered various options for raising funds and have conducted discussions in connection with these considerations. However, we have not been able to access additional capital on terms that we believe are attractive. In addition, there is no assurance that such financing is commercially available or will be permitted by the terms of our existing indebtedness. To the extent that we are unable to finance future capital expenditures, we may not be able to achieve our current revised business strategy.

In the comparisons below, net cash flows provided by operating activities primarily consist of net earnings adjusted for certain items such as depreciation and amortization, deferred income taxes and changes in working capital.

Cash Flows for the Three Months Ended March 31, 2009

Net cash provided by operating activities for the three months ended March 31, 2009 was $1,292,000 consisting primarily of net income of $81,000, increased by a tax refund of approximately $1.3 million, depreciation and amortization of $440,000, and stock compensation expense of $74,000, partially offset by an increase in accounts receivable of $983,000. This increase in accounts receivable was a result of increased revenue due to the seasonality of the U.S. tax filing season, and no collection issues are anticipated.

Net cash used in investing activities for the three months ended March 31, 2009 was $0.

Net cash used in financing activities for the three months ended March 31, 2009 of $1,462,000 was primarily attributable to the repayment of our notes payable, partially offset by proceeds of $300,000 from the sale of preferred stock.

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

Our significant accounting policies are discussed in Note 2 to our unaudited condensed consolidated financial statements appearing at the beginning of this quarterly report and are fully disclosed in our annual report on Form 10-K/A for the year ended December 31, 2008 filed with the SEC.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T – CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer and principal financial officer), Daniel M. O’Donnell, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer concluded that because we have not yet remediated the material weakness in internal control over financial reporting identified in Item 9A(T) of our Annual Report on Form 10-K/A for the year ended December 31, 2008, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There can be no assurance that our control deficiencies will be remediated before the end of our 2009 fiscal year, or that there may not be additional significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation to increase our accounting, legal and other costs, and divert management resources from core business operations. Notwithstanding this material weakness, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s consolidated financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

ITEM 1A – RISK FACTORS

In addition to the risk factors described below, see “Risk Factors” in Part I, Item 1A of our Form 10-K/A for the year ended December 31, 2008 for a description of other risk factors relevant to our company, business, and industry, and ownership of our common stock.

If we are unable to comply with the compliance plan that we submitted to, and that was approved by, the NYSE Amex in connection with our failure to meet certain of the NYSE Amex’s continued listing standards, then our common stock could be subject to delisting.

In October of 2008, we received a letter from the NYSE Amex, formerly known as the NYSE Alternext US LLC, formerly known as the American Stock Exchange (the “Exchange”) indicating that we were below certain of the Exchange’s continued listing standards. Due to the low selling price of our common stock on the Exchange, we were required to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, demonstrating our ability to regain compliance with the Exchange’s continued listing standards. We submitted such a plan to the Exchange by the deadline, and the Exchange accepted our plan and granted us an extension until April 10, 2009 to regain compliance with the continued listing standards. After evaluating our progress with the plan, the Exchange notified us on May 11, 2009 that an additional extension has been granted to us until August 11, 2009. We will be subject to periodic review by the Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the delisting of our common stock from the Exchange.

Our independent registered public accounting firm has concluded that substantial doubt exists about our ability to continue as a going concern as a result of our net losses and breach of financial covenants in certain of our borrowing arrangements.

In 2008, we were adversely affected by the loss of our two largest advertising network partners, the loss of advertisers who are members of the Free File Alliance and the unprecedented global financial crisis and economic downturn. Pre-tax operating losses during the first quarter of 2008 contributed to our noncompliance with the leverage ratio and fixed charge coverage ratio covenants in our 13.50% Senior Subordinated Notes in the aggregate principal amount of $7.0 million due June 30, 2010. As of May 11, 2009, holders of our notes have agreed to waive our compliance with the foregoing covenants through June 29, 2009. Unless we regain compliance with the leverage ratio and fixed charge coverage ratio covenants in our notes by June 30, 2009, or obtain an additional waiver, we will be in default under our notes and the majority of our note holders can immediately declare all amounts outstanding under the notes due and payable. In connection with any additional waiver, our note holders may require additional collateral to secure their loans and increases in the fees and interest rates under the borrowing arrangements. If the note holders demand immediate repayment of all of our obligations to them, we would likely be unable to pay all such obligations. In such an event, if we have not otherwise been able to recapitalize, refinance, or raise additional liquidity by selling some or all of our assets, we will have to seek reorganization under Chapter 11 of the United States Bankruptcy Code. The consolidated financial statements included in our Annual Report on Form 10-K/A have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. However, our registered independent public accounting firm concluded that until we either regain compliance with our financial covenants or obtain a waiver of those covenants for longer than a year, our debt is required to be classified as short term debt and as such, there is substantial doubt about our ability continue as a going concern as a result of the conditions noted above.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2009, the Company agreed to issue to Daniel M. O’Donnell, the Company’s President and Chief Executive Officer and the Chairman of the Board of Directors of the Company, and certain of his affiliates (the “Investors”) 3,000,000 shares of a new series of preferred stock of the Company designated as the Company’s “Series C Preferred Stock,” par value $.001 per share (the “Shares”), for an aggregate purchase price of $300,000 or $0.10 per Share. The Shares were issued pursuant to a Subscription Agreement (the “Subscription Agreement”) executed by the Investors on January 6, 2009 and agreed to and accepted by the Company on January 6, 2009.

The Shares are convertible, at any time at the option of the Investors, into shares of the Company’s common stock on a 3:1 ratio, subject to adjustments for any stock dividends, splits, combinations and similar events.

The Shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, as the offering was not a public offering.

The table below sets forth the information with respect to purchases made by or on behalf of Banks.com, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended March 31, 2009.

Period	(a) Total Number of Shares (or Units)(2) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units)(2) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
January 1, 2009 through January 31, 2009	—	—	—	—

February 1, 2009 through February 28, 2009	—	—	—	—

March 1, 2009 through March 31, 2009(1)	480,000	(1)	480,000	—

Total	480,000	—	480,000	—

(1)	On February 4, 2009, we commenced an option exchange program by making an offer to exchange to our non-employee directors. We offered such persons the opportunity to make a one-time election to exchange all of their outstanding stock options for a greater number of shares of our common stock. The average exchange ratio for options surrendered under the option exchange program was one-to-1.09375. On March 12, 2009, the expiration date of the option exchange program, we granted 525,000 shares of common stock in exchange for 480,000 options. See Note 2 in the accompanying notes to the financial statements.
(2)	Options to purchase common stock.

The Investment Agreement, dated July 21, 2006, as amended, between us and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P., prohibits us and our subsidiaries from declaring or making any dividend payments or any other distributions of cash, property or assets, in respect of any of our capital stock or any warrants, rights or options to acquire our capital stock. However, the Investment Agreement provides two exceptions to this prohibition – (1) we and our subsidiaries may declare and make dividend payments or other distributions payable solely in our common stock and (2) each of our wholly owned subsidiaries may declare and make dividend payments or other distributions to us or to another one of our subsidiaries, in each case to the extent not prohibited under applicable requirements of law.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

On July 21, 2006, we entered into an Investment Agreement (the “Investment Agreement”) with respect to the sale of our 13.50% Senior Subordinated Notes in the aggregate principal amount of $7.0 million (the “Notes”) with Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P. (collectively, the “Investors”) under which we are obligated to take certain actions and refrain from taking certain actions while the Notes are outstanding, including, without limitation, meeting certain financial covenants. Upon our failure to meet our payment obligations, or our failure to comply with any affirmative or negative covenant, or should any other situation arise which constitutes an “Event of Default” under the Investment Agreement, Investors holding at least 51% of the Notes can elect, among other things, to accelerate our indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of our assets including our irs.com domain name and website, that were pledged as collateral for the Notes. While an Event of Default exists, such Investors may also require us to pay interest on the Notes at a rate per annum that is 4% greater than the rate of interest otherwise then in effect for the Notes.

We are current with all principal and interest payments on the Notes. However, the Investment Agreement requires us to maintain the following financial ratios until the Notes are paid in full: (i) a Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; (ii) a Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and (iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. Although current with respect to principal and interest payments on our Notes, we have not maintained compliance with certain financial covenants contained in the Investment Agreement. On November 21, 2008, we and the Note holders (the “Lenders”) entered into a waiver (the “Waiver”) with respect to our noncompliance with the financial covenants. Pursuant to the Waiver, the Lenders consented to and waived any event of default, including any default interest, by reason of noncompliance with the financial covenants set forth in the Investment Agreement (the “Events of Default”) for the fiscal quarters ended September 30, 2008, December 31, 2008, and March 31, 2009 (the “Waiver Period”). The Waiver was only effective for this specific purpose during the Waiver Period and did not allow for any other or further departure from the terms and conditions of the Investment Agreement. Upon the expiration of the Waiver Period, the Waiver shall be immediately and automatically terminated in its entirety and be of no further force or effect. The Lenders’ continued waiver of the Events of Default for the Waiver Period was subject to the Company’s satisfaction of certain conditions subsequent.

As of March 31, 2009, we were not in technical compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio. On March 31, 2009, we received from the holders of the Notes, an extension of the waiver of our obligation to comply with these financial covenants through April 30, 2009, which was subsequently extended through June 29, 2009 in a letter agreement dated May 11, 2009. As an inducement to obtain the extension of the waiver through June 29, 2009, the Company agreed to make the following additional principal payments to the Lenders: (i) on or prior to May 15, 2009, one additional principal payment to the Lenders in the total amount $109,375, (ii) on or prior to June 15, 2009, one additional principal payment to the Lenders in the total amount of $109,375, and (iii) on or prior to September 30, 2009, one additional principal payment of $145,833. In addition, the Company may not establish a new senior credit facility without obtaining the prior written approval of the Lenders. While an Event of Default exists, investors holding at least 51% of the Notes may elect, among other things, to accelerate our indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of our assets, including our irs.com domain name and website that were pledged as collateral for the Notes. As a result of the foregoing, our financial statements for the period ended March 31, 2009 reflect that our Notes are classified as short-term debt. If we are successful in regaining compliance with the financial covenants, or reaching an agreement with our lenders, the long-term portion of the Notes will again be classified as such in current and future financial statements. As of March 31, 2009, we had outstanding principal in the amount of $4.1 million under the Notes.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

The information provided in “Item 3. Defaults Upon Senior Securities” in regards to the extension of our Waiver through April 30, 2009 that was granted on March 31, 2009, and the additional extension through June 29, 2009, dated May 11, 2009, is incorporated into this “Item 5. Other Information” by reference.

ITEM 6 – EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
4.1	First Amendment to Investment Agreement, dated January 6, 2009, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P.	Current Report on Form 8-K/A	001-33074	10.1	4/27/2009

4.2	Waiver, dated November 21, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P., as amended	Annual Report on Form 10-K/A	001-33074	4.7	4/1/2009

4.3	Extensions, dated May 11, 2009 and March 31, 2009, of Waiver dated November 21, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P., as amended					X

10.2	Form of Subscription Agreement, dated January 6, 2009, between the Investors and Banks.com, Inc.	Current Report on Form 8-K	001-33074	10.2	1/12/2009

15.1	Letter on Unaudited Interim Financial Information					X

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKS.COM, INC.

Date: May 13, 2009	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)