Form 10-K/A
period 2008-12-31
Banks.com, Inc.
filed 2009-08-13
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Form 10-K”) (1) to clarify in Item 9A(T)-Controls and Procedures and Item 1A - Risk Factors, management’s conclusion that the Registrant had material weaknesses with respect to its internal control over financial reporting as of December 31, 2008, and (2) to clarify in Item 1A - Risk Factors, management’s belief that if the Registrant’s agreements with InfoSpace are not renewed after December 31, 2010 or are terminated in advance of that date, and the Registrant is not able to timely replace the sponsored listings they provide, the Registrant’s business and financial results may be harmed.

Since the Registrant has amended the Form 10-K as described above, a currently-dated consent from Hacker, Johnson & Smith PA has been provided, which is required to be filed by the SEC pursuant to Item 601(b)(23) of Regulation S-K.

Pursuant to the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-15, the Registrant has also amended the Form 10-K to provide currently-dated certifications from the Registrant’s principal executive officer and principal financial officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the items described in the first paragraph above, the revised consent, and the revised certifications, this Amendment No. 2 does not amend the Registrant’s previously filed Amendment No. 1 to Form 10-K.

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

In February 2008, our agreement with Ask.com was modified and the delivery of third party search results from Google was terminated and the entire agreement subsequently expired in December 2008. We were without a contract with any provider of paid search results from Google or Yahoo on the Banks.com property from June 1, 2008 through October 21, 2008 when we announced that we had entered into a distribution agreement with InfoSpace. The loss of these paid search results had an adverse affect on our 2008 operating results. Our agreements with InfoSpace run through December 31, 2010 but we cannot assure you that, should we to fail to renew these agreements or should the contracts be terminated in advance of that date, we will be able to timely replace the sponsored listings they provide us from Google, Yahoo and Ask.com, in which case our business and financial results may be harmed.

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

We have identified a material weakness in our internal control over financial reporting, and, as a result, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2008.

As of December 31, 2008, management concluded that the Company had material weaknesses with respect to its internal control over financial reporting due to limited finance and accounting personnel to prepare and review financial statements. Although we are attempting to address and correct the material weakness, if we are unable to successfully do so, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting develop, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act. Remedying existing material weaknesses, as well as any additional weaknesses or significant deficiencies that we or our auditors may identify in the future, may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such current or future weaknesses or deficiencies will effectively mitigate or remediate them.

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

As required by the Exchange Act, our management, including the Chief Executive Officer (our principal executive officer and principal financial officer) , conducted an evaluation as of December 31, 2008, of the effectiveness of our “disclosure controls and procedures” as defined in the Exchange Act. Based on that evaluation and because of the material weakness described below, our Chief Executive Officer (our principal executive officer and principal financial officer), concluded that, as of December 31, 2008, our controls and procedures were not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Notwithstanding this material weakness, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with United States generally accepted accounting principles.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer) assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management made this assessment in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its evaluation, management concluded that there are material weaknesses in our internal control over financial reporting and that, accordingly, the Company’s internal control over financial reporting was not effective as of December 31, 2008.

The material weaknesses in our internal control over financial reporting consisted of having limited finance and accounting personnel to prepare and review our financial statements. Our Chief Financial Officer resigned in October 2008. Since that time, Mr. Daniel O’Donnell, has served as our principal executive officer and our principal financial officer. As a result, we did not maintain adequate segregation of duties within our financial reporting processes. The Company’s current capital resources are limited, and the hiring of additional finance and accounting personnel will further limit our resources. Nevertheless, the Company intends to separate the principal executive officer and principal financial officer duties currently handled by Mr. O’Donnell when the Company has the means and/or resources to do so.

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

Dated: August 13, 2009

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Purchase Agreement by and among Banks.com, Inc., InterSearch Corporate Services, Inc., MyStockFund Securities, Inc., and Online Investments, Inc. effective as of November 29, 2007	Quarterly Report on Form 10-Q	001-33074	2.1	5/15/2008

2.2¿¿	Asset Purchase Agreement by and between Robert Fox and Lina Watson and Internet Revenue Services, Inc. dated September 15, 2006	Quarterly Report on Form 10-Q	001-33074	10.1	11/14/2008

3.1	Amended and Restated Articles of Incorporation, as amended	Annual Report on Form 10-K/A	001-33074	3.1	4/1/2009

3.2	Amended and Restated Bylaws	Registration Statement on Form SB-2, as amended	333-129937	3.2	11/23/2005

4.1	Form of Common Stock Certificate	Annual Report on Form 10KSB	001-33074	4.1	3/31/2008

4.2	Form of Common Stock Purchase Warrant	Registration Statement on Form SB-2, as amended	333-129937	4.3	11/23/2005

4.3	Registration Rights Agreement by and among Banks.com, Inc. and Baron Partners, L.P. dated September 26, 2005	Registration Statement on Form SB-2, as amended	333-129937	4.4	11/23/2005

4.4	Form of Common Stock Purchase Warrant issued to GunnAllen Financial, Inc. and Pacific Summit Securities	Registration Statement on Form SB-2, as amended	333-129937	4.6	1/26/2006

4.5	Investment Agreement between Banks.com, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.1	7/27/2006
4.6	First Amendment to Investment Agreement dated September 30, 2006	Annual Report on Form 10KSB	001-33074	4.6	3/30/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
4.7	Waiver, dated November 21, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P., as amended	Annual Report on Form 10-K/A	001-33074	4.7	4/1/2009

4.8	First Amendment to Investment Agreement, dated January 6, 2009 and effective as of December 31, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P.	Current Report on Form 8-K	001-33074	10.1	1/12/2009

4.9	Promissory Notes issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.2	7/27/2006

4.10	Form of Common Stock Purchase Warrant issued to issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.3	7/27/2006

4.11	Registration Rights Agreement by and among Banks.com, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.4	7/27/2006

10.1	Silicon Valley Bank Loan and Security Agreement dated December 10, 2004, as amended	Annual Report on Form 10KSB	001-33074	10.1	3/30/2007

10.2**	Banks.com, Inc. 2004 Equity Incentive Plan and form of agreements thereunder	Registration Statement on Form SB-2, as amended	333-129937	10.2	11/23/2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.3**	Amended and Restated Banks.com, Inc. 2005 Equity Incentive Plan and form of agreements thereunder, as amended	Current Report on Form 8-K	000-51776	10.1	11/30/2007

10.4**	Form of agreements for the Amended and Restated Banks.com, Inc. 2005 Equity Incentive Plan	Annual Report on Form 10KSB	001-33074	10.3	3/30/2007

10.5	Office Lease dated September 21, 2005 by and between HCV Pacific Investors V and Banks.com, Inc., as amended	Registration Statement on Form SB-2, as amended	333-129937	10.5	11/23/2005

10.6	Form of Non-compete Agreement issued to certain employees of Walnut Ventures	Registration Statement on Form SB-2, as amended	333-129937	10.11	11/23/2005

10.7**	Employment Agreement by and between Banks.com, Inc. and Daniel M. O’Donnell dated February 22, 2007	Quarterly Report on Form 10QSB	001-33074	10.1	5/14/2007

10.8**	Employment Agreement by and between Banks.com, Inc. and Gary W. Bogatay dated February 22, 2007	Quarterly Report on Form 10QSB	001-33074	10.2	5/14/2007

10.9**	Employment Agreement by and between Banks.com, Inc. and Andrew Keery dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.7	1/11/2006

10.10**	Employment Agreement by and between Banks.com, Inc. and Steven Ernst dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.8	1/11/2006

10.11**	Employment Agreement by and between Banks.com, Inc. and Robert Hoult dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.10	1/11/2006

10.12**	Employment Agreement by and between Banks.com, Inc. and Kimberly O’Donnell dated October 27, 2004	Quarterly Report on Form 10QSB	001-33074	10.3	5/14/2007
10.13**	Separation Agreement by and between Banks.com, Inc. and Andrew Keery dated October 24, 2007	Annual Report on Form 10KSB	001-33074	10.13	3/31/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.14	Amended and Restated Consulting Agreement between Banks.com, Inc. and GP Strategic Ventures dated January 9, 2006	Registration Statement on Form SB-2, as amended	333-129937	10.12	1/11/2006

10.15¿	Overture Search Services Order between Overture Services, Inc. and Walnut-Ventures, Inc. dated March 1, 2003, as amended	Registration Statement on Form SB-2, as amended	333-129937	10.14	2/7/2006

10.16	Ask Jeeves Advertising Services and Search Services Syndication Agreement dated May 24, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.15	2/7/2006

10.17	Stock Repurchase Agreement by and between Steven Ernst and Banks.com, Inc. dated May 18, 2007	Quarterly Report on Form 10QSB	001-33074	10.1	8/14/2007

10.18	Stock Repurchase Agreement by and between Robert Hoult and Banks.com, Inc. dated May 18, 2007	Quarterly Report on Form 10QSB	001-33074	10.2	8/14/2007

10.19	Stock Repurchase Agreement by and between Andrew Keery and Banks.com, Inc. dated May 18, 2007	Quarterly Report on Form 10QSB	001-33074	10.3	8/14/2007

10.20	Silicon Valley Bank Loan and Security Agreement, 7th Amendment	Quarterly Report on Form 10Q	001-33074	10.2	11/14/2008

10.21	Silicon Valley Bank Loan and Security Agreement, 8th Amendment	Quarterly Report on Form 10Q	001-33074	10.3	11/14/2008

10.22	Form of Subscription Agreement, dated January 6, 2009, between Banks.com, Inc. and Daniel O’Donnell and certain of his affiliates	Current Report on Form 8-K	001-33074	10.2	1/12/2009

10.23	Sublease Agreement, dated January 13, 2009, between Banks.com, Inc. and MuseGlobal, Inc.	Current Report on Form 8-K	001-33074	10.1	2/06/2009

21.1	List of Subsidiaries	Annual Report on Form 10-K/A	001-33074	21.1	4/1/2009

23.1	Consent of Independent Auditors					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
24.1	Power of Attorney (included on signature page)	Annual Report on Form 10-K	001-33074	24.1	3/31/2009

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

¿	Confidential treatment granted for portions of this exhibit.
¿¿	Confidential treatment for this exhibit expired on September 21, 2008, therefore, this exhibit was re-filed in its entirety. (The exhibit was originally filed on September 21, 2006).
**	Indicates management compensatory plan, contract or arrangement.