Form 10-Q
period 2009-06-30
Banks.com, Inc.
filed 2009-08-14
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $.001 par value per share	26,113,651 shares

BANKS.COM, INC. AND SUBSIDIARIES

BANKS.COM, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM  1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash	$216	479
Accounts receivable	1,703	747
Prepaid expenses and other	279	253
Refundable income taxes	—	1,331
Deferred income taxes	315	78

Total current assets	2,513	2,888

Property and equipment, net	884	1,065
Debt issuance costs, net	352	493
Patents and trademarks, net	29	31
Domains, net	11,419	11,937
Other intangible assets, net	874	998
Other assets	—	125
Deferred income taxes	479	789

Total	$16,550	18,326

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	854	544
Accrued liabilities	442	532
Accrued contributions	764	764
Deferred revenue	4	4
Notes payable, net of discount	3,067	5,517

Total current liabilities	5,131	7,361

Total liabilities	5,131	7,361

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 shares and no shares issued and outstanding	3	—
Common stock, $.001 par value, 125,000,000 shares authorized, 26,113,651 and 25,438,651 shares issued and outstanding	26	25
Additional paid-in capital	10,716	10,316
Retained earnings	674	624

Total stockholders’ equity	11,419	10,965

Total	$16,550	18,326

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$3,029	3,184	5,885	8,179

Cost of revenues	1,123	1,391	1,904	3,939

Gross profit	1,906	1,793	3,981	4,240

Operating expenses:

Sales and marketing expense	183	312	372	651

General and administrative expense	1,318	2,109	2,757	4,478

Total operating expenses	1,501	2,421	3,129	5,129

Earnings (loss) from operations	405	(628)	852	(889)

Interest expense	397	297	707	596

Earnings (loss) before income taxes (benefit)	8	(925)	145	(1,485)

Income taxes (benefit)	24	(248)	80	(441)

Net earnings (loss)	$(16)	(677)	65	(1,044)

Earnings (loss) per share:

Basic	$—	(.03)	—	(.04)

Diluted	$—	(.03)	—	(.04)

Weighted-average shares outstanding:

Basic	26,013,102	25,479,932	25,817,380	25,454,383

Diluted	26,013,102	25,479,932	26,998,631	25,454,383

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2009 and 2008

(Dollars in thousands)

					Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2007	—	—	24,971,706	$25	9,462	4,159	13,646

Cash received from 2007 exercise of common stock options (unaudited)	—	—	—	—	2	—	2

Common stock issued for acquisitions (unaudited)	—	—	358,226	—	419	—	419

Common stock issued for services (unaudited)	—	—	—	—	50	—	50

Common stock issued to executive officer for 2007 compensation (unaudited)	—	—	150,000	—	—	—	—

Stock compensation (unaudited)	—	—	—	—	210	—	210

Net loss (unaudited)	—	—	—	—	—	(1,044)	(1,044)

Balance at June 30, 2008 (unaudited)	—	$—	25,479,932	$25	10,143	3,115	13,283

Balance at December 31, 2008	—	—	25,438,651	$25	10,316	624	10,965

Preferred stock Series C issued (unaudited)	3,000,000	3	—	—	297	—	300

Costs associated with issuance of preferred stock (unaudited)	—	—	—	—	(46)	—	(46)

Preferred stock dividends (unaudited)	—	—	—	—	—	(15)	(15)

Common stock issued to directors in connection with option exchange program (unaudited)	—	—	525,000	1	36	—	37

Common stock issued to directors for services (unaudited)	—	—	150,000	—	31	—	31

Stock compensation (unaudited)	—	—	—	—	82	—	82

Net earnings (unaudited)	—	—	—	—	—	65	65

Balance at June 30, 2009 (unaudited)	3,000,000	$3	26,113,651	$26	10,716	674	11,419

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net earnings (loss)	$65	(1,044)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	239	230
Amortization of domains and other	644	667
Amortization of debt issuance costs	255	130
Deferred income taxes (benefit)	73	(301)
Stock compensation expense	150	260
(Increase) decrease in accounts receivable	(956)	1,036
(Increase) decrease in prepaid expenses and other	(26)	196
Decrease in refundable income taxes	1,331	—
Increase (decrease) in accounts payable	310	(94)
Decrease in accrued liabilities	(90)	(641)
Increase in deferred revenue	—	7
Decrease in other assets	125	154

Net cash provided by operating activities	2,120	600

Cash flows from investing activities:
Purchase of property and equipment	(58)	(191)
Cash paid for acquisitions	—	(816)

Net cash used in investing activities	(58)	(1,007)

Cash flows from financing activities:
Proceeds from sale of preferred stock	300	—
Preferred stock issuance costs	(46)	—
Preferred stock dividends	(15)	—
Debt issuance costs	(32)	—
Net decrease in notes payable	(2,532)	(234)
Exercise of common stock options	—	2

Net cash used in financing activities	(2,325)	(232)

Net decrease in cash	(263)	(639)

Cash at beginning of period	479	2,300

Cash at end of period	$216	1,661

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$362	484

Income taxes	$11	12

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

(1)	Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Banks.com, Inc. and its wholly-owned subsidiaries, Walnut Ventures, Inc. (“Walnut”), InterSearch Corporate Services, Inc. (“ICS”), La Jolla Internet Properties, Inc. (“La Jolla”), Internet Revenue Services, Inc. (“IRS”), Overseas Internet Properties, Inc. (“Overseas”), Dotted Ventures, Inc. (“Dotted”), and MyStockFund Securities, Inc. (“MyStockFund”), collectively, the “Company”.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009, or for any other period. The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

ICS is engaged principally in the business of providing highly skilled Internet and technology consultants.

IRS owns and maintains a large portion of the Internet domain portfolio that operates in the direct navigation market, including www.irs.com.

Overseas operates primarily in the international pay-per-click search engine and Internet advertising industries.

Dotted owns an ICANN accredited domain Registrar business.

MyStockFund is an online broker-dealer that offers an array of financial products and services.

Walnut historically operated in the pay-per-click search engine and Internet advertising industries, but is currently dormant.

La Jolla historically operated in the pay-per-click search engine and Internet advertising industries, but is currently dormant.

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

The Company established the 2004 Equity Incentive Plan (“2004 Plan”) for employees and nonemployee directors of the Company and reserved 1,531,624 shares of common stock for the 2004 Plan. As of December 16, 2005, the Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”). This termination did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan. Any Company employee, director, officer, consultant or advisor is eligible to receive an award under the 2005 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the board of directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock available to be granted under the 2005 Plan. On October 18, 2007, the board of directors approved an increase in the maximum number of shares of common stock reserved for issuance under the 2005 Plan to 2,544,124 shares of common stock, subject to approval by the holders of a majority of the common stock, which approval became effective on November 27, 2007. At June 30, 2009, 645,706 shares remained available for grant.

Both incentive stock options and nonqualified stock options can be granted under the equity incentive plans, in addition to other stock-based awards which may include, but are not limited to, awards of restricted stock or plan awards denominated in the form of “stock units”, and grants of so-called “phantom stock”. The exercise price of the stock options is determined by the board of directors at the time of grant, but can not be less than the fair market value of the common stock on the date of grant. The standard vesting schedule for stock options issued under the plans occurs over a four year period. The stock options must be exercised within ten years from the date of grant.

A summary of the stock option activity in the Company’s equity incentive plans is as follows (dollars in thousands, except per share amounts):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	2,527,343	$1.06
Granted	50,000	0.21
Forfeited	(367,812)	1.78
Canceled in exchange for common stock	(480,000)	1.58
Exercised	—	—

Outstanding at June 30, 2009	1,729,531	$0.74	8.37 years	$3

Exercisable at June 30, 2009	496,713	$1.24	6.89 years	$0

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2)	Significant Accounting Policies, Continued

Stock Compensation, Continued. There was no intrinsic value of options exercised during the three and six months ended June 30, 2009 or 2008. There was no tax benefit recognized for the incentive stock options exercised in any of these periods. At June 30, 2009, the Company had 1,232,818 unvested stock options outstanding and there was $900,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through October, 2012. The total fair value of shares vested and recognized as compensation expense was $45,000 and $82,000 for the three and six months ended June 30, 2009, respectively, compared to $112,000 and $210,000, respectively, for the same periods in 2008. The associated income tax benefit recognized was $1,000 and $16,000 for the three and six months ended June 30, 2009, respectively, compared to $19,000 and $36,000 respectively for the same periods in 2008.

The fair value of each option granted for the three and six months ended June 30, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,
	2009	2008
Risk-free interest rate	4%	4.25%
Expected dividend yield	—	—
Expected volatility	167%	88%
Expected life in years	5.75	5.5

Grant-date fair value of options issued during the period	$10,000	$40,000
Per share value of options at grant date	$0.20	$0.30

	Six Months Ended June 30,
	2009	2008
Risk-free interest rate	4%	4.25% - 4.75%
Expected dividend yield	—	—
Expected volatility	167%	71% - 88%
Expected life in years	5.75	5.5 - 6.25

Grant-date fair value of options issued during the period	$10,000	$513,000
Per share value of options at grant date	$0.20	$0.30 - $0.79

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

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

On June 4, 2009, the board of directors approved an award of an aggregate of 150,000 shares of Company common stock which was granted to nonemployee directors on June 5, 2009. This item has been recorded at fair value as stock compensation and additional paid in capital. The amount of expense recognized in connection with this transaction totaled $31,000. The associated income tax benefit recognized was $12,000.

On February 4, 2009, the board of directors approved a stock option exchange program for nonemployee directors whereby Company options previously granted could be exchanged for shares of Company common stock. On March 12, 2009, all nonemployee directors exchanged an aggregate of 480,000 options for an aggregate of 525,000 shares of Company common stock. These items have been recorded at fair value as stock compensation and additional paid in capital. The amount of expense recognized in connection with this transaction totaled $37,000. The associated income tax benefit recognized was $15,000.

On January 1, 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to serve as a benefit to employees. Each year, at the discretion of the Board of Directors, the Company may make a contribution to the ESOP in Company stock or in cash. The Company has accrued an ESOP contribution of $764,000 based on applicable compensation for 2008 and contemplates funding the ESOP on or before September 15, 2009. However, events during 2009 may preclude management from ultimately funding the ESOP. As of June 30, 2009, no shares have been allocated to the plan.

(3)	Earnings (loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share for the six months ended June 30, 2009 were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method, plus the effect of outstanding convertible preferred stock using the if converted method. Outstanding stock options and warrants are not considered dilutive securities for the three months ended June 30, 2009 due to the net loss incurred by the company. Earnings per common share have been computed based on the following:

	Three Months Ended June 30,
	2009			2008
	Loss	Weighted- Average Shares	Per Share Amount	Loss	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net loss	$(16)	26,013,102	$—	$(677)	25,479,932	$(.03)
Less: preferred stock dividends	$(8)	—	$—	$—	—	$—

Net loss available to common stockholders	$(24)	26,013,102	$—	$(677)	25,479,932	$(.03)
Effect of dilutive securities:
Assumed conversion of preferred stock	—	—		—	—
Incremental shares from assumed conversion of options	—	—		—	—
Incremental shares from assumed conversion of warrants	—	—		—	—

Diluted:
Net loss available to common stockholders and assumed conversions	$(24)	26,013,102	$—	$(677)	25,479,932	$(.03)

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3)	Earnings (loss) Per Share, Continued

	Six Months Ended June 30,
	2009			2008
	Earnings	Weighted- Average Shares	Per Share Amount	Loss	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net earnings (loss)	$65	25,817,380	$—	$(1,044)	25,454,383	$(.04)
Less: preferred stock dividends	$(15)	—	$—	$—	—	$—

Net earnings (loss) available to common stockholders	$50	25,817,380	$—	$(1,044)	25,454,383	$(.04)
Effect of dilutive securities:
Assumed conversion of preferred stock	$15	1,000,000		—	—
Incremental shares from assumed conversion of options	—	181,251		—	—
Incremental shares from assumed conversion of warrants	—	—		—	—

Diluted:
Net earnings (loss) available to common stockholders and assumed conversions	$65	26,998,631	$—	$(1,044)	25,454,383	$(.04)

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3)	Earnings (loss) Per Share, Continued

For the six months ended June 30, 2009, a total of 842,500 outstanding options with exercise prices ranging from $0.21 to $2.51 were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price. These options have expiration dates that range from 2014 to 2019. Also due to the exercise price exceeding the average market price, all outstanding warrants were excluded from the calculation of earnings per share for the six months ended June 30, 2009, for a total 6,327,435 outstanding warrants, with exercise prices ranging from $0.80 to $1.60, and expiration dates that range from 2010 to 2011. All outstanding options and warrants were anti-dilutive for the three months ended June 30, 2009 because of the Company’s loss position and were therefore excluded from the EPS calculation.

(4)	Warrants

At June 30, 2009, outstanding warrants to purchase the Company’s common stock were as follows:

Number of Common Stock Warrants	Exercise Price	Expiration Date
39,063	$1.60	October 7, 2010
477,000	$1.60	July 20, 2011
5,311,559	$1.20	September 29, 2010
499,813	$0.80	September 29, 2010

6,327,435

(5)	Income Taxes

The Company records deferred income tax assets and liabilities to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized. Management believes, based on current results and the forecast of taxable income, that it is more likely than not that the deferred tax asset at June 30, 2009 will be realized.

The Company and its subsidiaries file a consolidated income tax return. Income taxes are allocated proportionately as if separate income tax returns were filed.

(6)	Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. On January 6, 2009 and January 9, 2009, the Company amended the Articles of Incorporation of the Company to designate a series of preferred stock of the Company as Series C Preferred Stock, and authorized the issuance of 3,000,000 shares of Series C Preferred Stock. Approval of the shareholders of the Corporation was not required. The Series C Preferred Shares will be convertible, at any time at the option of the holders, into shares of the Company’s common stock on a 3:1 ratio, subject to adjustments for any stock dividends, splits, combinations and similar events. Each share of the Series C Preferred Stock will be entitled to receive a 10% annual cumulative dividend, compounded annually. These dividends will be payable only upon a liquidation or redemption. For any other dividends or distributions, the Series C Preferred Stock will participate with the common stock. On January 6, 2009, the Company’s Chief Executive Officer purchased 3,000,000 shares of Series C Preferred Stock, par value $.001 per share, for an aggregate purchase price of $300,000 or $0.10 per share. As of June 30, 2009, the Company had 3,000,000 shares of preferred stock outstanding.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(7)	Notes Payable

In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60 (the “Warrants”). The Warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which in aggregate totaled approximately $1.3 million consisting of debt issuance cost of $806,000 and debt discount of $483,000. Using the Black-Scholes option-pricing model, assuming that the risk-free interest rate was 5.11%, there would be no dividends paid by the Company, the contractual life was 2.5 years and 27% stock volatility, the fair value of the warrants issued was estimated to be $171,000. The combined fair value of the common stock and warrants issued was estimated to be $483,000. The Company recorded original issue discount for this amount, which was reflected as a reduction of the outstanding subordinated debt balance of $7 million. The debt issuance costs and debt discount are amortized over the term of the Notes, which mature on June 30, 2010, using the effective interest method. The Notes issued by the Company are secured by first lien on all assets of tax-related Internet domains, including irs.com, and a second lien on all other assets of the Company, which was previously subordinated to the lien on all other assets of the Company’s senior lender, Silicon Valley Bank. The Company currently has no lending arrangement with Silicon Valley Bank, as its credit facility expired on October 30, 2008. Under the original agreement (the “Investment Agreement”), prior to maturity, the Notes (i) would be interest-only for the first two years; (ii) would amortize 20% of the principal amount in year three; would amortize 25% of the principal amount in year four; and (iii) would amortize the remainder of the principal amount in year five, with payments of principal, as applicable, and interest due monthly. The Notes can be prepaid by the Company in whole or in part in any amount greater than $100,000 at any time without penalty. The note holders will have the right to accelerate repayment of the Notes if, among other things, the Company does not meet certain financial ratios per the agreement as of the last day of any fiscal quarter. The Company is required to maintain the following financial ratios until the Notes are paid in full: (i) a Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; (ii) a Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and (iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter.

As of June 30, 2009, the Company is in compliance with all financial covenants relating to the Notes. However, while the Company has remained current with respect to principal and interest payments on the Notes, the Company has not continuously maintained compliance with the financial covenants. The Company was not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio as of March 31, 2008. On May 9, 2008, the Company received a waiver of its obligation to comply with these financial covenants through June 30, 2008. The Company had not regained compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio as of September 30, 2008. On November 21, 2008 the Company and the note holders (the “Lenders”) entered into a waiver agreement (the “Waiver”) with respect to the Company’s noncompliance with the financial covenants for the period ended September 30, 2008. Pursuant to the Waiver, the Lenders consented to and waived any event of default, including any default interest, by reason of noncompliance with these financial covenants for the fiscal quarters ended September 30, 2008, December 31, 2008, and March 31, 2009. In satisfaction of a condition of this Waiver, the Company and the Lenders entered into an amendment of the Investment Agreement effective December 31, 2008 which, among other things, changed the maturity date of the Notes from July 21, 2011 to June 30, 2010. The Company had not regained compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio as of March 31, 2009. On March 31, 2009, the Company received from the Lenders, an extension of the waiver of its obligation to comply with these financial covenants through April 30, 2009, which was subsequently extended through June 29, 2009. Because all of the waivers described above expired within a year, the Company’s financial statements for the periods referenced above reflected its Notes as short-term debt. The Company’s financial statements for the period ended June 30, 2009 reflect its Notes as short-term debt because the maturity date of the Notes is June 30, 2010. Management believes that cash flow from operations, and potentially, proceeds from asset sales, will be sufficient to pay the remainder of the balance on the Notes when due.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(8)	Compliance Notice

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

The Exchange afforded the Company an opportunity to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, demonstrating its ability to regain compliance with the Exchange’s continued listing standards. The Company submitted such a plan to the Exchange by the deadline, and, in a letter dated January 6, 2009 the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until April 10, 2009 to regain compliance with the continued listing standards. After evaluating the Company’s progress with the plan, the Exchange notified the Company on May 11, 2009 that an additional extension had been granted to the Company until August 11, 2009. On August 10, 2009, the Company provided the Exchange with an update on the status of its compliance with its debt covenants and the overall progress of the business. As of the date of this filing, the Exchange has not commented on that update. If the Exchange determines that the Company has failed to make progress consistent with the plan or to regain compliance with the continued listing standards, the Exchange could initiate delisting proceedings.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2009, and for the three- and six-month periods ended June 30, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Rule 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Banks.com, Inc.

San Francisco, California:

We have reviewed the accompanying condensed consolidated balance sheet of Banks.com, Inc. and Subsidiaries (the “Company”) as of June 30, 2009, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2009 and 2008, and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2009, we expressed a going concern opinion on those financial statements because of the Company’s failure to maintain certain financial ratios. The Company is in compliance with these ratios as of June 30, 2009. See Note 7 to the Condensed Consolidated Financial Statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA

Tampa, Florida

August 12, 2009

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

OVERVIEW

General

We depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. We had two contracts with Yahoo! Search Marketing, one of which terminated on March 1, 2008 and the other of which terminated on June 1, 2008. Our contract with Ask.com was modified in February 2008 to terminate their obligation to provide third party paid search results from Google and the contract ultimately expired on December 31, 2008. In addition, we exited the Domain Parking and Desktop businesses with the termination of our contract with Yahoo! Search Marketing on March 1, 2008. The termination of these contracts resulted in the loss of paid search results from Google and/or Yahoo on banks.com from June 1, 2008 through October 21, 2008, which had a severe adverse impact on our results of operations in 2008. In October 2008, we entered into a distribution agreement with InfoSpace to provide paid metasearch results from Google, Yahoo, Microsoft and Ask.com on banks.com. Our advertising network partners, Yahoo! Search Marketing and Ask.com together represented a substantial majority of our revenues for the six months ending June 30, 2008, while InfoSpace, Inc., represented a substantial majority of our revenues for the six months ending June 30, 2009.

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

The transition of our business model, the re-direction of irs.com traffic to banks.com, macro industry and economic trends, the expiration and nonrenewal of our contracts with Yahoo! Search Marketing in March and June of 2008, and our contract with Ask.com being modified to terminate their license to distribute third party results to us in February 2008, all had an adverse effect on our financial condition and results of operations. However, we believe our change in strategy to focus on a revenue mix of internet advertising and customer acquisition through proprietary financial products and services has begun to reduce our reliance on advertising network partners. In addition, we have been aggressively reducing our sales and marketing and general and administrative (“SG&A”) expenses. SG&A expenses were $3.1 million for the six months ended June 30, 2009, compared to $5.1 million for the same period in 2008, a reduction of 39%. We will continue our efforts to reduce certain SG&A expenses, but expect these reductions to occur at a slower rate than those realized in the six months ended June 30, 2009.

Trends and Uncertainties

We own the Internet domain address irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. On April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The TaxPayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 amends Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. The legislation was never passed by the Senate or signed into law and the bill died with the ending of the 110th Congress in January 2009. However, the passage of H.R. 1677 in April 2007 resulted in a modification of the 2008 Operating Agreement of the Free File Alliance and prohibited their members from advertising on the domain irs.com. The Free File Alliance is a public/private cooperative of nineteen online tax providers who provide certain U.S. citizens with access to free online tax preparation in cooperation with the Internal Revenue Service. Their members represent the vast majority of the Online Tax Preparation market including TurboTax, H&R Block and TaxAct and the loss of their advertising dollars had an adverse affect on our business in 2008. We have been diligent in mitigating the adverse affects of this by, among other things, redirecting the traffic from irs.com to banks.com and increasing the prominence of our disclaimer that we are not the Internal Revenue Service to help minimize the possibility of any user confusion. As a result of these measures, the Free File Alliance no longer prohibits their members from advertising on the banks.com domain but we cannot assure you that their members will advertise with us at previous levels or that the Free File Alliance will continue to allow their members to advertise with us. The reinstatement of that prohibition would have a material adverse effect on our business.

The largest providers of online search and advertising, primarily Google and Yahoo! Search Marketing, have upgraded traffic conversion standards and algorithms, and as a result, we have reduced the number of sources that we use to advertise our sites to a select few who have shown consistently high conversion metrics. Although this action has resulted in a marked increase in the quality of traffic to our sites, our year over year results of operations have been adversely affected by the change in conversion standards. Due to this shift in industry dynamics and the negative reactions of our current and potential advertisers to H.R. 1677, both of which have had an adverse effect on our financial condition and results of operations, we have revised our strategy in an effort to mitigate our reliance on advertising network partners. We are now focused on the financial services vertical of online advertising through our network of financial sites including banks.com and irs.com. We expect that our revised strategy will increase our revenues from customer acquisition through the sale of proprietary products and services such as online tax preparation and stock brokerage, and our direct advertiser base. Hence, we voluntarily exited certain pay per click business lines such as ParkingDots® and the Desktop space in March 2008. Our new strategy should result in us being somewhat dependent on the pay-per-click model, which has been negatively affected by the recent legislative and industry trends discussed above.

Recent Developments

On October 10, 2008, we received a letter from the NYSE Alternext US LLC, now known as the NYSE Amex (the “Exchange”), indicating that we are below certain of the Exchange’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide (the “Company Guide”) in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature. The letter from the Exchange also indicated that, due to its low selling price, our common stock may not be suitable for auction market trading.

The Exchange afforded us an opportunity to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, demonstrating our ability to regain compliance with the Exchange’s continued listing standards. We submitted such a plan to the Exchange by the deadline, and, in a letter dated January 6, 2009 the Exchange notified us that it accepted our plan of compliance and granted us an extension until April 10, 2009 to regain compliance with the continued listing standards. After evaluating our progress with the plan, the Exchange notified us on May 11, 2009 that an additional extension has been granted to us until August 11, 2009. On August 10, 2009, we provided the Exchange with an update on the status of our compliance with our debt covenants and the overall progress of the business. As of the date of this filing, the Exchange has not commented on that update. If the Exchange determines that we have failed to make progress consistent with the plan or to regain compliance with the continued listing standards, the Exchange could initiate delisting proceedings.

Business Segments

We had no reportable segments for the three- or six-month periods ended June 30, 2009 or 2008.

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

RESULTS OF OPERATIONS

The following table sets forth information for the three and six months ended June 30, 2009 and 2008 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Statements of Operations Data:
Revenues	$3,029	3,184	5,885	8,179

Cost of revenues	1,123	1,391	1,904	3,939
Sales and marketing	183	312	372	651
General and administrative	1,318	2,109	2,757	4,478

Total expenses	2,624	3,812	5,033	9,068

Earnings (loss) from operations	405	(628)	852	(889)
Interest expense	397	297	707	596

Earnings (loss) before income taxes	8	(925)	145	(1,485)

Income taxes (benefit)	24	(248)	80	(441)

Net earnings (loss)	$(16)	(677)	65	(1,044)

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	100%	100%	100%	100%

Cost of revenues	37	44	33	48
Sales and marketing	6	10	6	8
General and administrative	44	66	47	55

Total expenses	87	120	86	111

Earnings (loss) from operations	13	(20)	14	(11)
Interest expense	13	9	12	7

Earnings (loss) before income taxes	—	(29)	2	(18)

Income taxes (benefit)	1	(8)	1	(5)

Net earnings (loss)	(1)	(21)	1	(13)

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue. Revenue decreased 5% from $3.2 million for the three months ended June 30, 2008 to $3 million for the same period in 2009. This is primarily attributable to our exiting the domain parking and desktop space, our continuing emphasis on traffic quality, and our revised business strategy.

Cost of Revenue. Cost of revenue was $1.4 million for the three months ended June 30, 2008 and decreased to $1.1 million for the same period in 2009. This 19% decrease is primarily attributable to lower traffic acquisition costs that resulted from our continuing emphasis on traffic quality, and efficiencies in our Search Engine Marketing spending, which also led to higher year over year gross profit margins.

Sales and Marketing. Sales and marketing expense decreased from $312,000 for the three months ended June 30, 2008 to $183,000 for the same period in 2009. This decrease of $129,000 is mainly attributable to a decrease in personnel and consulting costs.

General and Administrative. General and administrative expenses decreased 38% from $2.1 million for the three months ended June 30, 2008 to $1.3 million for the same period in 2009. We have taken proactive measures to reduce expenses to coincide with the decrease in our revenue. The decrease is due primarily to a decrease in employee salary and benefit expenses, consulting related fees, and technology infrastructure costs.

Interest Expense. Interest expense was $297,000 for the three months ended June 30, 2008 compared to $397,000 for the same period in 2009. This $100,000 increase resulted from a one-time penalty of approximately $94,000 related to the issuance of our Series C Preferred Stock, plus the acceleration of amortization of debt issuance costs to conform to the revised maturity date of our Notes, which was partially offset by a decrease of approximately $53,000 in interest accrued on our Notes due to lower principal balances in 2009. During the three months ended June 30, 2009, we paid down approximately $800,000 of the outstanding principal balance on our Notes.

Income Taxes. Income tax expense was $24,000 for the three months ended June 30, 2009 compared to an income tax benefit of $248,000 for the same period in 2008. This increase in income tax expense is primarily a result of having pretax earnings of $8,000 for the three months ended June 30, 2009 versus a pretax loss of $925,000 for the same period in 2008. Any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, primarily stock compensation.

Net Earnings (Loss). As a result of the foregoing, net loss for the three months ended June 30, 2009 was $16,000 or $0.00 per basic and diluted share compared to a net loss of $677,000 or $0.03 per basic and diluted share for the same period in 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue. Revenue decreased 28% from $8.2 million for the six months ended June 30, 2008 to $5.9 million for the same period in 2009. This is primarily attributable to our exiting the domain parking and desktop space, our continuing emphasis on traffic quality, and our revised business strategy.

Cost of Revenue. Cost of revenue was $3.9 million for the six months ended June 30, 2008 and decreased to $1.9 million for the same period in 2009. This 52% decrease is primarily attributable to lower traffic acquisition costs that resulted from our continuing emphasis on traffic quality, and efficiencies in our Search Engine Marketing spending, which also led to higher year over year gross profit margins.

Sales and Marketing. Sales and marketing expense decreased from $651,000 for the six months ended June 30, 2008 to $372,000 for the same period in 2009. This decrease of $279,000 is mainly attributable to a decrease in personnel and consulting costs.

General and Administrative. General and administrative expenses decreased 38% from $4.5 million for the six months ended June 30, 2008 to $2.8 million for the same period in 2009. We have taken proactive measures to reduce expenses to coincide with the decrease in revenue. The decrease is due primarily to a decrease in employee salary and benefit expenses, consulting related fees, and technology infrastructure costs.

Interest Expense. Interest expense was $596,000 for the six months ended June 30, 2008 compared to $707,000 for the same period in 2009. This $111,000 increase is a result of a one-time penalty of approximately $94,000 related to the issuance of our Series C Preferred Stock, plus the acceleration of amortization of debt issuance costs to conform to the revised maturity date of our Notes, which was partially offset by a decrease of approximately $80,000 in interest accrued on our Notes due to lower principal balances in 2009. During the six months ended June 30, 2009, we paid down approximately $2.5 million of the outstanding principal balance on our Notes.

Income Taxes. Income tax expense was $80,000 for the six months ended June 30, 2009 compared to an income tax benefit of $441,000 for the same period in 2008. This increase in income tax expense is primarily a result of having pretax earnings of $145,000 for the six months ended June 30, 2009 versus a pretax loss of $1.5 million for the same period in 2008. Any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, primarily stock compensation.

Net Earnings (Loss). As a result of the foregoing, net earnings for the six months ended June 30, 2009 was $65,000 or $0.00 per basic and diluted share compared to a net loss of $1 million or $0.04 per basic and diluted share for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of June 30, 2009, we had $216,000 in cash compared to $479,000 at December 31, 2008. This decrease in cash can be attributed mainly to an increase in accounts receivable due to the seasonality of the U.S tax filing season, and an increase in principal payments on out debt. Our working capital decreased from $1,044,000 on December 31, 2008, excluding amounts related to long term debt classified as a current liability due to a covenant default on our Notes, to $449,000 as of June 30, 2009, excluding the current portion of long term debt. The decline in our liquidity was mainly due to a decrease in current assets resulting from a tax refund of approximately $1.3 million received in March 2009, all of which was used to pay down principal on our debt.

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

The Investment Agreement pursuant to which we issued the Notes requires us to maintain the following financial ratios until the Notes are paid in full: (i) a Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; (ii) a Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and (iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. Although we have remained current with respect to principal and interest payments on our Notes, we have not continuously maintained compliance with certain financial covenants contained in the Investment Agreement relating to the Notes. While an event of default exists, investors holding at least 51% of the Notes may elect, among other things, to accelerate our indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of our assets, including our irs.com domain name and other websites that were pledged as collateral for the Notes. On November 21, 2008, we and the Note holders (the “Lenders”) entered into a waiver (the “Waiver”) with respect to our noncompliance with the financial covenants. Pursuant to the Waiver, the Lenders consented to and waived any event of default, including any default interest, by reason of noncompliance with the financial covenants set forth in the Investment Agreement for the fiscal quarters ended September 30, 2008, December 31, 2008, and March 31, 2009 (the “Waiver Period”). The Waiver was only effective for this specific purpose during the Waiver Period and did not allow for any other or further departure from the terms and conditions of the Investment Agreement. In satisfaction of a condition of this Waiver, the Company and the Lenders entered into an amendment of the Investment Agreement effective December 31, 2008 which, among other things, changed the maturity date of the Notes from July 21, 2011 to June 30, 2010.

On March 31, 2009, we received from the holders of the Notes, an extension of the waiver of our obligation to comply with these financial covenants through April 30, 2009, which was subsequently extended through June 29, 2009. To obtain the extension of the waiver through June 29, 2009, the Company agreed to make the following additional principal payments to the Lenders: (i) on or prior to May 15, 2009, one additional principal payment to the Lenders in the total amount $109,375, (ii) on or prior to June 15, 2009, one additional principal payment to the Lenders in the total amount of $109,375, and (iii) on or prior to September 30, 2009, one additional principal payment of $145,833. Another condition of extending the waiver was that the Company may not establish a new senior credit facility without obtaining the prior written approval of the Lenders. As a result of our financial covenant defaults, our financial statements reflected that our Notes were classified as short-term debt for all periods when such defaults existed. As of June 30, 2009, we have successfully regained compliance with our financial covenants and anticipate remaining in compliance with these covenants through the remaining term of the Notes. Our financial statements for the period ended June 30, 2009 reflect that our Notes are classified as short-term debt because the maturity date of the Notes is June 30, 2010. Management believes that cash flow from operations, and potentially, proceeds from asset sales, will be sufficient to pay the remainder of the balance on the Notes when due.

Pursuant to the terms of the Stock Purchase Agreement between Barron Partners LP (“Barron”) and the Company, dated September 26, 2005, on January 5, 2009 Barron provided its consent to the sale of the Series C Preferred and declined to participate in such financing. In exchange, the Company agreed to pay Barron $0.015 per share for each share of the Company’s common stock owned by Barron on June 30, 2009 if the Company did not achieve Consolidated EBITDA (as defined in the agreement between the parties) of at least $3.0 million at June 30, 2009. The Company failed to achieve Consolidated EBITDA of $3.0 million at June 30, 2009 and as such is obligated to pay Barron $94,469 for providing said consent.

On April 2, 2009, we agreed to the sale of an equity investment, which was completed on April 20, 2009. The total proceeds of $80,000 were used to pay down principal on the Notes. As of June 30, 2009, we had outstanding principal in the amount of $3.2 million under the Notes.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. As of June 30, 2009, we estimate that we will have adequate cash on hand and cash flow from operations to be able to continue to fund anticipated levels of operations for the next twelve months. However, we may need additional debt or equity financing, or a combination of these, to fund anticipated levels of operations should business circumstances change, or to pursue acquisitions. There is no assurance that such financing will be commercially available or will be permitted by the terms of our existing indebtedness. To the extent that we are unable to finance future acquisitions, our ability to execute on our current revised business strategy may be inhibited.

In the comparisons below, net cash flows provided by operating activities primarily consist of net earnings adjusted for certain items such as depreciation and amortization, deferred income taxes and changes in working capital.

Cash Flows for the Six Months Ended June 30, 2009

Net cash provided by operating activities for the six months ended June 30, 2009 was $2.1 million consisting primarily of net earnings of $65,000, increased by a tax refund of approximately $1.3 million, depreciation and amortization of $883,000, and stock compensation expense of $150,000, partially offset by an increase in accounts receivable of $956,000. This increase in accounts receivable was a result of increased revenue due to the seasonality of the U.S. tax filing season, and no collection issues are anticipated.

Net cash used in investing activities for the six months ended June 30, 2009 of $58,000 was primarily for the purchase of software.

Net cash used in financing activities for the six months ended June 30, 2009 of $2.3 million was primarily attributable to the repayment of our Notes, which was partially offset by proceeds of $300,000 from the sale of preferred stock.

Cash Flows for the Six Months Ended June 30, 2008

Net cash provided by operating activities for the six months ended June 30, 2008 was $600,000 consisting primarily of a net loss of $1 million, a decrease in accrued liabilities of $641,000, and a deferred income tax benefit of $301,000, offset by a decrease in accounts receivable of $1 million, depreciation and amortization of $897,000, and stock compensation expense of $260,000.

Net cash used in investing activities for the six months ended June 30, 2008 of $1 million primarily was for the acquisition of MyStockFund.

Net cash used in financing activities for the six months ended June 30, 2008 of $232,000 was primarily attributable to the repayment of our Notes.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer and principal financial officer), Daniel M. O’Donnell, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer concluded that because we have not yet remediated the material weakness in internal control over financial reporting identified in Item 9A(T) of our Annual Report on Form 10-K/A for the year ended December 31, 2008, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There can be no assurance that our control deficiencies will be remediated before the end of our 2009 fiscal year, or that there may not be additional significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation to increase our accounting, legal and other costs and divert management resources from core business operations. Notwithstanding this material weakness, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s consolidated financial position, results of operations and cash flows for the periods presented in conformity with United States generally accepted accounting principles.

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

In October of 2008, we received a letter from the NYSE Amex, formerly known as the NYSE Alternext US LLC, formerly known as the American Stock Exchange (the “Exchange”) indicating that we were below certain of the Exchange’s continued listing standards. Due to the low selling price of our common stock on the Exchange, we were required to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, demonstrating our ability to regain compliance with the Exchange’s continued listing standards. We submitted such a plan to the Exchange by the deadline, and the Exchange accepted our plan and granted us an extension until April 10, 2009 to regain compliance with the continued listing standards. After evaluating our progress with the plan, the Exchange notified us on May 11, 2009 that an additional extension has been granted to us until August 11, 2009. On August 10, 2009, we provided the Exchange with an update on the status of our compliance with our debt covenants and the overall progress of the business. As of the date of this filing, the Exchange has not commented on that update. If the Exchange determines that we have failed to make progress consistent with the plan or to regain compliance with the continued listing standards, the Exchange could initiate delisting proceedings.

Our independent registered public accounting firm previously concluded that substantial doubt existed about our ability to continue as a going concern as a result of our net losses and breach of financial covenants in certain of our borrowing arrangements.

In 2008, we were adversely affected by the loss of our two largest advertising network partners, the loss of advertisers who are members of the Free File Alliance and the unprecedented global financial crisis and economic downturn. Pre-tax operating losses during the first quarter of 2008 contributed to our noncompliance with the leverage ratio and fixed charge coverage ratio covenants in our 13.50% Senior Subordinated Notes in the aggregate principal amount of $7.0 million due June 30, 2010. As of May 11, 2009, holders of our notes agreed to waive our compliance with the foregoing covenants through June 29, 2009. The consolidated financial statements included in our Annual Report on Form 10-K/A were prepared assuming that we will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. However, our registered independent public accounting firm concluded that until we either regained compliance with our financial covenants or obtained a waiver of those covenants for longer than a year, our debt would be required to be classified as short term debt and as a result of the conditions noted above, there was substantial doubt about our ability continue as a going concern. We regained compliance with the leverage ratio and fixed charge coverage ratio covenants in our notes as of June 30, 2009. However, if we fail to maintain compliance and are able to obtain a waiver, our note holders may require, in connection with such waiver, additional collateral to secure their loans and increases in the fees and interest rates under the borrowing arrangements. If we are unable to maintain compliance, or obtain a waiver in the event that we fail to maintain compliance, we will be in default under our notes and the majority of our note holders can immediately declare all amounts outstanding under the notes due and payable, which would raise substantial doubt about our ability to continue as a going concern.

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

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Banks.com, Inc. was held on June 4, 2009. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for and against, as well the number of abstentions as to each matter.

(a) Our shareholders elected the following persons as directors of Banks.com, Inc., with votes for, votes against and abstentions listed below for each nominee:

Director Nominee	Votes For	Votes Against	Abstain
Daniel M. O’Donnell	21,059,969	0	5,440,591
Frank J. McPartland	21,060,082	0	5,440,478
Lawrence J. Gibson	21,060,082	0	5,440,478
Charles K. Dargan II	21,060,082	0	5,440,478
Steven L. Ernst	25,212,640	0	1,287,920

(b) Our shareholders ratified the appointment of Hacker, Johnson & Smith P.A. as the independent registered public accounting firm for Banks.com, Inc., for the fiscal year ending December 31, 2009, with votes for, votes against and abstentions listed below:

For	Against	Abstain
22,725,536	582,365	3,192,659

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.1	Waiver, Consent and Voting Agreement, dated January 5, 2009, between Barron Partners LP and Banks. com, Inc.					X

15.1	Letter on Unaudited Interim Financial Information					X

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKS.COM, INC.

Date: August 14, 2009	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer, and Duly Authorized Officer)