Form 10-Q
period 2009-09-30
Banks.com, Inc.
filed 2009-11-12
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $.001 par value per share	26,113,651 shares

BANKS.COM, INC. AND SUBSIDIARIES

BANKS.COM, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash	$342	479
Accounts receivable	1,578	747
Prepaid expenses and other	268	253
Refundable income taxes	—	1,331
Deferred income taxes	285	78

Total current assets	2,473	2,888

Property and equipment, net	768	1,065
Debt issuance costs, net	264	493
Patents and trademarks, net	28	31
Domains, net	11,160	11,937
Other intangible assets, net	812	998
Other assets	—	125
Deferred income taxes	501	789

Total	$16,006	18,326

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	1,076	544
Accrued liabilities	601	532
Accrued contributions	—	764
Deferred revenue	4	4
Notes payable, net of discount	2,525	5,517

Total current liabilities	4,206	7,361

Total liabilities	4,206	7,361

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 shares and no shares issued and outstanding	3	—
Common stock, $.001 par value, 125,000,000 shares authorized, 26,113,651 and 25,438,651 shares issued and outstanding	26	25
Additional paid-in capital	10,779	10,316
Retained earnings	992	624

Total stockholders’ equity	11,800	10,965

Total	$16,006	18,326

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$2,583	1,363	8,468	9,542

Cost of revenues	1,032	548	2,936	4,487

Gross profit	1,551	815	5,532	5,055

Operating expenses:

Sales and marketing expense	237	233	609	884

General and administrative expense	505	1,749	3,262	6,227

Total operating expenses	742	1,982	3,871	7,111

Earnings (loss) from operations	809	(1,167)	1,661	(2,056)

Interest expense	233	282	940	878

Earnings (loss) before income taxes (benefit)	576	(1,449)	721	(2,934)

Income taxes (benefit)	250	(493)	330	(934)

Net earnings (loss)	$326	(956)	391	(2,000)

Earnings (loss) per common share:

Basic	$.01	(.04)	.01	(.08)

Diluted	$.01	(.04)	.01	(.08)

Weighted-average common shares outstanding:

Basic	26,113,651	25,515,384	25,917,222	25,474,865

Diluted	27,327,980	25,515,384	27,091,068	25,474,865

Dividends per common share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2009 and 2008

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2007	—	—	24,971,706	$25	9,462	4,159	13,646

Cash received from 2007 exercise of common stock options (unaudited)	—	—	—	—	2	—	2

Common stock issued for acquisitions (unaudited)	—	—	358,226	—	419	—	419

Common stock issued for services (unaudited)	—	—	108,719	—	50	—	50

Common stock issued to executive officer for 2007 compensation (unaudited)	—	—	150,000	—	—	—	—

Stock compensation (unaudited)	—	—	—	—	337	—	337

Net loss (unaudited)	—	—	—	—	—	(2,000)	(2,000)

Balance at September 30, 2008 (unaudited)	—	$—	25,588,651	$25	10,270	2,159	12,454

Balance at December 31, 2008	—	—	25,438,651	$25	10,316	624	10,965

Preferred stock Series C issued (unaudited)	3,000,000	3	—	—	297	—	300

Costs associated with issuance of preferred stock (unaudited)	—	—	—	—	(46)	—	(46)

Preferred stock dividends (unaudited)	—	—	—	—	—	(23)	(23)

Common stock issued to directors in connection with option exchange program (unaudited)	—	—	525,000	1	36	—	37

Common stock issued to directors for services (unaudited)	—	—	150,000	—	31	—	31

Stock compensation (unaudited)	—	—	—	—	145	—	145

Net earnings (unaudited)	—	—	—	—	—	391	391

Balance at September 30, 2009 (unaudited)	3,000,000	$3	26,113,651	$26	10,779	992	11,800

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$391	(2,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	355	353
Amortization of domains and other	966	1,005
Amortization of debt issuance costs	385	195
Deferred income taxes (benefit)	81	(432)
Stock compensation expense	213	387
(Increase) decrease in accounts receivable	(831)	1,920
Increase in prepaid expenses and other	(15)	(68)
Decrease (increase) in refundable income taxes	1,331	(595)
Increase (decrease) in accounts payable	532	(100)
Increase (decrease) in accrued liabilities	69	(218)
Decrease in accrued contributions	(764)	—
Increase in deferred revenue	—	5
Decrease in other assets	125	154

Net cash provided by operating activities	2,838	606

Cash flows from investing activities:
Purchase of property and equipment	(58)	(210)
Cash paid for acquisitions	—	(819)

Net cash used in investing activities	(58)	(1,029)

Cash flows from financing activities:
Proceeds from sale of preferred stock	300	—
Preferred stock issuance costs	(46)	—
Preferred stock dividends	(23)	—
Debt issuance costs	(32)	—
Net decrease in notes payable	(3,116)	(583)
Exercise of common stock options	—	2

Net cash used in financing activities	(2,917)	(581)

Net decrease in cash	(137)	(1,004)

Cash at beginning of period	479	2,300

Cash at end of period	$342	1,296

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$579	714

Income taxes	$14	93

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009, or for any other period. The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

ICS is engaged principally in the business of providing highly skilled Internet and technology consultants.

IRS owns and maintains a large portion of the Internet domain portfolio that operates in the direct navigation market, including.irs.com.

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

Management has evaluated events occurring subsequent to the balance sheet date through November 12, 2009 (the financial statement issuance date), determining no events require additional disclosure in these consolidated condensed financial statements.

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

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2)	Significant Accounting Policies, Continued

Stock Compensation. Effective January 1, 2006, the Company adopted the fair value recognition method, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the estimated grant-date fair value.

The Company established the 2004 Equity Incentive Plan (“2004 Plan”) for employees and nonemployee directors of the Company and reserved 1,531,624 shares of common stock for the 2004 Plan. As of December 16, 2005, the Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”). This termination did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan. Any Company employee, director, officer, consultant or advisor is eligible to receive an award under the 2005 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the board of directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock available to be granted under the 2005 Plan. On October 18, 2007, the board of directors approved an increase in the maximum number of shares of common stock reserved for issuance under the 2005 Plan to 2,544,124 shares of common stock, subject to approval by the holders of a majority of the common stock, which approval became effective on November 27, 2007. At September 30, 2009, 658,206 shares remained available for grant.

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

A summary of the stock option activity in the Company’s equity incentive plans is as follows:

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	2,527,343	$1.06
Granted	50,000	0.21
Forfeited	(380,312)	1.75
Canceled in exchange for common stock	(480,000)	1.58
Exercised	—	—

Outstanding at September 30, 2009	1,717,031	$0.74	8.18 years	$154,000

Exercisable at September 30, 2009	540,780	$1.25	6.94 years	$15,000

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2)	Significant Accounting Policies, Continued

Stock Compensation, Continued. There was no intrinsic value of options exercised during the three and nine months ended September 30, 2009 or 2008. There was no tax benefit recognized for the incentive stock options exercised in any of these periods. At September 30, 2009, the Company had 1,176,251 unvested stock options outstanding and there was $808,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through October, 2012. The total fair value of shares vested and recognized as compensation expense was $63,000 and $145,000 for the three and nine months ended September 30, 2009, respectively, compared to $127,000 and $337,000, respectively, for the same periods in 2008. The associated income tax benefit recognized was $8,000 and $24,000 for the three and nine months ended September 30, 2009, respectively, compared to $16,000 and $52,000 respectively for the same periods in 2008.

The fair value of each option granted for the three and nine months ended September 30, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2009	2008
Risk-free interest rate	—	4.25%
Expected dividend yield	—	—
Expected volatility	—	89%
Expected life in years	—	6.25

Grant-date fair value of options issued during the period	—	$11,000
Per share value of options at grant date	$—	$0.22

	Nine Months Ended September 30,
	2009	2008
Risk-free interest rate	4%	4.25% - 4.75%
Expected dividend yield	—	—
Expected volatility	167%	71% - 89%
Expected life in years	5.75	5.5 - 6.25

Grant-date fair value of options issued during the period	$10,000	$524,000
Per share value of options at grant date	$0.20	$0.22 - $0.79

The Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the SEC to determine the estimated life of stock options. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility. The risk-free rate is based on the U.S. Treasury Strips with similar expected lives at the time of grant. The dividend yield is based on the Company’s history and expectation of dividend payments.

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

On January 1, 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to serve as a benefit to employees. Each year, at the discretion of the Board of Directors, the Company may make a contribution to the ESOP in Company stock or in cash. The Company had accrued an ESOP contribution of $764,000 based on applicable compensation for 2008 and contemplated funding the ESOP with a contribution of Company stock on or before September 15, 2009. However, due to current business conditions, the Company ultimately decided not to fund the ESOP, and therefore credited general and administrative expense for $764,000 in the quarter ended September 30, 2009. As of September 30, 2009, no shares have been allocated to the plan.

(3)	Earnings (loss) Per Common Share

Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2009 were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method, plus the effect of outstanding convertible preferred stock using the if converted method. Earnings per common share have been computed based on the following:

	Three Months Ended September 30,
	2009			2008
	Earnings	Weighted- Average Shares	Per Share Amount	Loss	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net earnings (loss)	$326	26,113,651	$.01	$(956)	25,515,384	$(.04)
Less: preferred stock dividends	$(8)	—	$—	$—	—	$—

Net earnings (loss) available to common stockholders	$318	26,113,651	$.01	$(956)	25,515,384	$(.04)
Effect of dilutive securities:
Assumed conversion of preferred stock	$8	1,000,000		—	—
Incremental shares from assumed conversion of options	—	214,329		—	—
Incremental shares from assumed conversion of warrants	—	—		—	—

Diluted:
Net earnings (loss) available to common stockholders and assumed conversions	$326	27,327,980	$.01	$(956)	25,515,384	$(.04)

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3)	Earnings (loss) Per Common Share, Continued

	Nine Months Ended September 30,
	2009			2008
	Earnings	Weighted- Average Shares	Per Share Amount	Loss	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net earnings (loss)	$391	25,917,222	$.01	$(2,000)	25,474,865	$(.08)
Less: preferred stock dividends	$(23)	—	$—	$—	—	$—

Net earnings (loss) available to common stockholders	$368	25,917,222	$.01	$(2,000)	25,474,865	$(.08)
Effect of dilutive securities:
Assumed conversion of preferred stock	$23	1,000,000		—	—
Incremental shares from assumed conversion of options	—	173,846		—	—
Incremental shares from assumed conversion of warrants	—	—		—	—

Diluted:
Net earnings (loss) available to common stockholders and assumed conversions	$391	27,091,068	$.01	$(2,000)	25,474,865	$(.08)

For the three and nine months ended September 30, 2009, a total of 830,000 outstanding options with exercise prices ranging from $0.21 to $2.51 were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price. These options have expiration dates that range from 2014 to 2019. Also due to the exercise price exceeding the average market price, all outstanding warrants were excluded from the calculation of earnings per share for the three and nine months ended September 30, 2009, for a total 6,327,435 outstanding warrants, with exercise prices ranging from $0.80 to $1.60, and expiration dates that range from 2010 to 2011.

(4)	Warrants

At September 30, 2009, outstanding warrants to purchase the Company’s common stock were as follows:

Number of Common Stock Warrants	Exercise Price	Expiration Date
39,063	$1.60	October 7, 2010
477,000	$1.60	July 20, 2011
5,311,559	$1.20	September 29, 2010
499,813	$0.80	September 29, 2010

6,327,435

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(5)	Income Taxes

The Company records deferred income tax assets and liabilities to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized. Management believes, based on current results and the forecast of taxable income, that it is more likely than not that the deferred tax asset at September 30, 2009 will be realized.

The Company and its subsidiaries file a consolidated income tax return. Income taxes are allocated proportionately as if separate income tax returns were filed.

(6)	Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. On January 6, 2009 and January 9, 2009, the Company amended the Articles of Incorporation of the Company to designate a series of preferred stock of the Company as Series C Preferred Stock, and authorized the issuance of 3,000,000 shares of Series C Preferred Stock. Approval of the shareholders of the Corporation was not required. The Series C Preferred Shares are convertible, at any time at the option of the holders, into shares of the Company’s common stock on a 3:1 ratio, subject to adjustments for any stock dividends, splits, combinations and similar events. Each share of the Series C Preferred Stock will be entitled to receive a 10% annual cumulative dividend, compounded annually. These dividends will be payable only upon a liquidation or redemption. For any other dividends or distributions, the Series C Preferred Stock will participate with the common stock. On January 6, 2009, the Company’s Chief Executive Officer purchased 3,000,000 shares of Series C Preferred Stock, par value $.001 per share, for an aggregate purchase price of $300,000 or $0.10 per share. As of September 30, 2009, the Company had 3,000,000 shares of preferred stock issued and outstanding.

(7)	Notes Payable

In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60 (the “Warrants”). The Warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which in aggregate totaled approximately $1.3 million consisting of debt issuance cost of $806,000 and debt discount of $483,000. The Company recorded original issue discount of $483,000, the combined fair value of the common stock and warrants issued, which was reflected as a reduction of the outstanding subordinated debt balance of $7 million. The debt issuance costs and debt discount are amortized over the term of the Notes, which mature on June 30, 2010, using the effective interest method. The Notes issued by the Company are secured by first lien on all assets of tax-related Internet domains, including irs.com, and a second lien on all other assets of the Company, which was originally subordinated to the lien on all other assets, of the Company’s senior lender. The Company currently has no senior lending arrangement, as its credit facility expired on October 30, 2008.

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

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(7)	Notes Payable, Continued

As of September 30, 2009, the Company is in compliance with all financial covenants relating to the Notes. However, while the Company has continuously remained current with respect to principal and interest payments on the Notes, the Company has not maintained compliance with the financial covenants at all times. The Company was not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio as of March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, and March 31, 2009. The Company obtained various waivers of its obligation to comply with these financial covenants from the note holders (the “Lenders”) during these periods of noncompliance, whereby the Lenders consented to and waived any event of default, including any default interest, by reason of noncompliance with these financial covenants. In satisfaction of a condition of one of these waivers, the Company and the Lenders entered into an amendment of the Investment Agreement effective December 31, 2008 which, among other things, changed the maturity date of the Notes from July 21, 2011 to June 30, 2010. Because all of the waivers described above expired within a year, the Company’s financial statements for the periods of noncompliance referenced above reflected its Notes as short-term debt. The Company regained compliance with all financial covenants relating to the Notes as of June 30, 2009. The Company’s financial statements for the periods ended June 30, 2009 and September 30, 2009 reflect its Notes as short-term debt because the maturity date of the Notes is June 30, 2010. Management believes that cash flow from operations, and potentially, proceeds from asset sales, will be sufficient to pay the remainder of the balance on the Notes when due.

(8)	Compliance Notice

On October 10, 2008, the Company received a letter from the NYSE Alternext US LLC, now known as the NYSE Amex (the “Exchange”) indicating that the Company was below certain of the Exchange’s continued listing standards. Specifically, the Company was not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide (the “Company Guide”) in that it had sustained losses which were so substantial in relation to its overall operations or its existing financial resources, or its financial condition had become so impaired, that it appeared questionable, in the opinion of the Exchange, as to whether the Company could continue operations and/or meet its obligations as they matured. The letter from the Exchange also indicated that, due to its low selling price, the Company’s common stock may not be suitable for auction market trading.

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

The Company received notice from the Exchange on September 17, 2009 indicating that the Company had resolved the continued listing deficiency under Section 1003(a)(iv) of the Company Guide referenced in the Exchange’s letter dated October 10, 2008. In addition, the Exchange notified the Company of a continued listing deficiency under Section 1003(f)(v) of the Company Guide regarding the low selling price of the Company’s common stock, and granted the Company an extension until March 16, 2010 to regain compliance. Failure to regain compliance within the given timeframe may result in the Exchange initiating delisting proceedings against the Company.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2009, and for the three- and nine-month periods ended September 30, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Rule 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Banks.com, Inc.

San Francisco, California:

We have reviewed the accompanying condensed consolidated balance sheet of Banks.com, Inc. and Subsidiaries (the “Company”) as of September 30, 2009, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008, and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2009, we expressed a going concern opinion on those financial statements because of the Company’s failure to maintain certain financial ratios. The Company is in compliance with these ratios as of September 30, 2009. See Note 7 to the Condensed Consolidated Financial Statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
November 12, 2009

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008. This section of this Quarterly Report contains forward–looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward–looking statements. Our actual results may differ materially from the information contained in these forward-looking statements for many reasons, including those described in this Quarterly Report and in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”). The risks described in this Quarterly Report and in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

OVERVIEW

General

We depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. We had two contracts with Yahoo! Search Marketing, one of which terminated on March 1, 2008 and the other of which terminated on June 1, 2008. Our contract with Ask.com was modified in February 2008 to terminate their obligation to provide third party paid search results from Google and the contract ultimately expired on December 31, 2008. In addition, we exited the Domain Parking and Desktop businesses with the termination of our contract with Yahoo! Search Marketing on March 1, 2008. The termination of these contracts resulted in the loss of paid search results from Google and/or Yahoo on banks.com from June 1, 2008 through October 21, 2008, which had a severe adverse impact on our results of operations in 2008. In October 2008, we entered into a distribution agreement with InfoSpace to provide paid metasearch results from Google, Yahoo, Microsoft and Ask.com on banks.com. Our advertising network partners, Yahoo! Search Marketing and Ask.com together represented a substantial majority of our revenues for the nine months ending September 30, 2008, while InfoSpace, Inc., represented a substantial majority of our revenues for the nine months ending September 30, 2009.

In January 2008, in an effort to diversify our revenue streams and increase our recurring revenue, we began providing finance-related services, such as online tax preparation and online stock brokerage services, in addition to professional services. While we will continue to evaluate our business by measuring our total number of paid clicks, with our change in strategic direction we will also focus on other metrics related to customer use of our financial products and services, such as number of new customers and length of time we retain existing customers.

The transition of our business model, the re-direction of irs.com traffic to banks.com, macro industry and economic trends, the expiration and nonrenewal of our contracts with Yahoo! Search Marketing in March and June of 2008, and our contract with Ask.com being modified to terminate their license to distribute third party results to us in February 2008, all had an adverse effect on our financial condition and results of operations. In response to these conditions, we aggressively reduced our sales and marketing and general and administrative (“SG&A”) expenses. SG&A expenses were $3.9 million for the nine months ended September 30, 2009, compared to $7.1 million for the same period in 2008, a decrease of 45% which includes a one-time credit of $764,000 resulting from our decision not to fund our Employee Stock Ownership Plan (“ESOP”) with a contribution of company stock for 2008 as previously anticipated, due to current business conditions. Although we remain primarily reliant on revenue derived from our advertising network partners, we believe that our change in strategy to focus on a revenue mix of internet advertising and customer acquisition through the sale of proprietary financial products and services has begun to somewhat reduce our reliance on advertising network partners. We will continue to closely monitor the current economic environment and its potential impact on us and our customers and closely manage our costs and capital resources so that we can respond appropriately as circumstances change. We do not expect to implement further cost reductions unless our business is unexpectedly adversely impacted.

Trends and Uncertainties

Free File Alliance

We own the Internet domain address irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. On April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The TaxPayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 amends Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the

U.S. Department of the Treasury names and symbols. The legislation was never passed by the Senate or signed into law and the bill died with the ending of the 110th Congress in January 2009. However, the passage of H.R. 1677 in April 2007 resulted in a modification of the 2008 Operating Agreement of the Free File Alliance and prohibited their members from advertising on the domain irs.com. The Free File Alliance is a public/private cooperative of nineteen online tax providers who provide certain U.S. citizens with access to free online tax preparation in cooperation with the Internal Revenue Service. Their members represent the vast majority of the Online Tax Preparation market including TurboTax, H&R Block and TaxAct and the loss of their advertising dollars had an adverse affect on our business in 2008. We have been diligent in mitigating the adverse affects of this by, among other things, redirecting the traffic from irs.com to banks.com and increasing the prominence of our disclaimer that we are not the Internal Revenue Service to help minimize the possibility of any user confusion. As a result of these measures, the Free File Alliance no longer prohibits their members from advertising on the banks.com domain. Although members of the Free File Alliance did advertise with us during the 2009 tax season, we cannot assure you that members will advertise with us at previous levels or advertise with us in the future, or that the Free File Alliance will continue to allow their members to advertise with us. The reinstatement of that prohibition would have a material adverse effect on our business.

We have upgraded our traffic quality and conversion standards and algorithms, and as a result, we have reduced the number of sources that we use to advertise our sites to a select few who have shown consistently high conversion metrics. Although this action has resulted in a marked increase in the quality of traffic to our sites, our year over year results of operations have been adversely affected by the change in conversion standards. Due to this shift in advertising sources, and the negative reactions of our current and potential advertisers to H.R. 1677, both of which have had an adverse effect on our financial condition and results of operations, we have revised our strategy in an effort to mitigate our reliance on advertising network partners. We are now primarily focused on the financial services vertical of online advertising through our network of financial sites including banks.com and irs.com. We expect that our revised strategy will increase our revenues through the sale of proprietary financial products and services such as online tax preparation and stock brokerage, and our direct advertiser base. Hence, we voluntarily exited certain pay per click business lines such as ParkingDots® and the Desktop space in March 2008. Our new strategy should result in our gradually being less dependent on the pay-per-click model, which has been negatively affected by the recent legislative trends and upgrading our traffic quality standards.

NYSE Amex Listing

On October 10, 2008, we received a letter from the NYSE Alternext US LLC, now known as the NYSE Amex (the “Exchange”), indicating that we were below certain of the Exchange’s continued listing standards. Specifically, we were not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide (the “Company Guide”) in that we had sustained losses which were so substantial in relation to our overall operations or our existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of the Exchange, as to whether we could continue operations and/or meet our obligations as they matured. The letter from the Exchange also indicated that, due to its low selling price, our common stock may not be suitable for auction market trading.

The Exchange afforded us an opportunity to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, to demonstrate our ability to regain compliance with the Exchange’s continued listing standards. We submitted such a plan to the Exchange by the deadline, and, in a letter dated January 6, 2009 the Exchange notified us that it accepted our plan of compliance and granted us an extension until April 10, 2009 to regain compliance with the continued listing standards. After evaluating our progress with the plan, the Exchange notified us on May 11, 2009 that an additional extension had been granted to us until August 11, 2009. On August 10, 2009, we provided the Exchange with an update on the status of our compliance with our debt covenants and the overall progress of the business.

We received notice from the Exchange on September 17, 2009 indicating that we had resolved the continued listing deficiency under Section 1003(a)(iv) of the Company Guide referenced in the Exchange’s letter dated October 10, 2008. In addition, the Exchange notified us of a continued listing deficiency under Section 1003(f)(v) of the Company Guide due to the low selling price of our common stock, and granted us an extension until March 16, 2010 to regain compliance. Failure to regain compliance within the given timeframe may result in the Exchange initiating delisting proceedings against us.

Business Segments

We had no reportable segments for the three- or nine-month periods ended September 30, 2009 or 2008.

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

RESULTS OF OPERATIONS

The following table sets forth information for the three and nine months ended September 30, 2009 and 2008 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Statements of Operations Data:
Revenues	$2,583	1,363	8,468	9,542

Cost of revenues	1,032	548	2,936	4,487
Sales and marketing	237	233	609	884
General and administrative	505	1,749	3,262	6,227

Total expenses	1,774	2,530	6,807	11,598

Earnings (loss) from operations	809	(1,167)	1,661	(2,056)
Interest expense	233	282	940	878

Earnings (loss) before income taxes	576	(1,449)	721	(2,934)

Income taxes (benefit)	250	(493)	330	(934)

Net earnings (loss)	$326	(956)	391	(2,000)

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	100%	100%	100%	100%

Cost of revenues	40	40	35	47
Sales and marketing	9	17	7	9
General and administrative	20	128	38	65

Total expenses	69	185	80	121

Earnings (loss) from operations	31	(85)	20	(21)
Interest expense	9	21	11	9

Earnings (loss) before income taxes	22	(106)	9	(30)

Income taxes (benefit)	10	(36)	4	(10)

Net earnings (loss)	12	(70)	5	(20)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue. Revenue increased 90% from $1.4 million for the three months ended September 30, 2008 to $2.6 million for the same period in 2009. This increase is primarily attributable to our InfoSpace contract which provides paid search results on the Banks.com property, entered into in October, 2008, our continuing emphasis on traffic quality, and our revised business strategy.

Cost of Revenue. Cost of revenue was $548,000 for the three months ended September 30, 2008 and increased to $1 million for the same period in 2009. This 88% increase is primarily attributable to higher traffic levels associated with increased revenue from our InfoSpace contract which provides paid search results on the Banks.com property.

Sales and Marketing. Sales and marketing expense increased from $233,000 for the three months ended September 30, 2008 to $237,000 for the same period in 2009.

General and Administrative. General and administrative expenses decreased 71% from $1.7 million for the three months ended September 30, 2008 to $505,000 for the same period in 2009. We have taken proactive measures to reduce general and administrative expenses. The decrease is due primarily to a decrease in employee salary and benefit expenses resulting from a reduction in employee headcount, consulting related fees, and technology infrastructure costs, in addition to a one-time credit of $764,000 resulting from our decision not to fund our ESOP with a contribution of company stock for 2008 as previously anticipated.

Interest Expense. Interest expense was $282,000 for the three months ended September 30, 2008 compared to $233,000 for the same period in 2009. This $49,000 decrease resulted from a decrease of approximately $119,000 in interest accrued on our Notes due to lower principal balances in 2009, partially offset by the acceleration of amortization of debt issuance costs to conform to the revised maturity date of our Notes to June of 2010. During the three months ended September 30, 2009, we paid approximately $600,000 of the outstanding principal balance on our Notes.

Income Taxes. Income taxes were $250,000 for the three months ended September 30, 2009 compared to an income tax benefit of $493,000 for the same period in 2008. This increase in income tax expense is primarily a result of having pretax earnings of $576,000 for the three months ended September 30, 2009 versus a pretax loss of $1.4 million for the same period in 2008. Any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, primarily stock compensation which is not deductible for federal income tax purposes.

Net Earnings (Loss). As a result of the foregoing, net earnings for the three months ended September 30, 2009 were $326,000 or $0.01 per basic and diluted share compared to a net loss of $956,000 or $0.04 per basic and diluted share for the same period in 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue. Revenue decreased 11% from $9.5 million for the nine months ended September 30, 2008 to $8.5 million for the same period in 2009. This is primarily attributable to our exiting the domain parking and desktop space, our continuing emphasis on traffic quality, and our revised business strategy.

Cost of Revenue. Cost of revenue was $4.5 million for the nine months ended September 30, 2008 and decreased to $2.9 million for the same period in 2009. This 35% decrease is primarily attributable to lower traffic acquisition costs associated with decreased revenue, which resulted from our continuing emphasis on traffic quality, and efficiencies in our Search Engine Marketing spending, which also led to higher year over year gross profit margins.

Sales and Marketing. Sales and marketing expense decreased from $884,000 for the nine months ended September 30, 2008 to $609,000 for the same period in 2009. This decrease of $275,000 is mainly attributable to a decrease in personnel and consulting expenses as a result of cost cutting measures we have taken.

General and Administrative. General and administrative expenses decreased 48% from $6.2 million for the nine months ended September 30, 2008 to $3.3 million for the same period in 2009. We have taken proactive measures to reduce expenses to coincide with the decrease in revenue. The decrease is due primarily to a decrease in employee salary and benefit expenses resulting from a reduction in employee headcount, consulting related fees, and technology infrastructure costs, in addition to a one-time credit of $764,000 resulting from our decision not to fund our ESOP with a contribution of company stock for 2008 as previously anticipated.

Interest Expense. Interest expense was $878,000 for the nine months ended September 30, 2008 compared to $940,000 for the same period in 2009. This $62,000 increase is a result of a one-time penalty of approximately $94,000 related to the issuance of our Series C Preferred Stock, plus the acceleration of amortization of debt issuance costs to conform to the revised maturity date of our Notes to June of 2010, which was partially offset by a decrease of approximately $279,000 in interest accrued on our Notes due to lower principal balances in 2009. During the nine months ended September 30, 2009, we paid approximately $3.1 million of the outstanding principal balance on our Notes.

Income Taxes. Income taxes were $330,000 for the nine months ended September 30, 2009 compared to an income tax benefit of $934,000 for the same period in 2008. This increase in income tax expense is primarily a result of having pretax earnings of $721,000 for the nine months ended September 30, 2009 versus a pretax loss of $2.9 million for the same period in 2008. Any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, primarily stock compensation which is not deductible for federal income tax purposes.

Net Earnings (Loss). As a result of the foregoing, net earnings for the nine months ended September 30, 2009 were $391,000 or $0.01 per basic and diluted share compared to a net loss of $2 million or $0.08 per basic and diluted share for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs arise from search acquisition costs, debt service, and working capital. Historically, we financed our operations primarily through internally generated funds and our senior credit facility. We have engaged in private placements of our debt and equity securities, the proceeds of which were used primarily to fund the purchase price of some of our acquisitions. As of September 30, 2009, we had $342,000 in cash and our current liabilities, including our Notes due June 30, 2010, exceeded our current assets resulting in a working capital deficit of $1,733,000 as compared to a cash balance of $479,000 and a working capital surplus of $1,044.000 as of December 31, 2008, excluding amounts related to long term debt that were classified as a current liability due to a covenant default on our Notes at that time. This decrease in cash is attributable mainly to an increase in principal payments on our debt. The decrease in our working capital is due primarily to a decrease in our current assets resulting from the use of approximately $1.3 million that we received as a tax refund in March of 2009, which was classified as a current asset under refundable income taxes as of December 31, 2008, to pay a portion of the outstanding principal balance on our Notes, and an increase in our current liabilities due to the June 30, 2010 maturity date of our Notes.

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

The investment agreement pursuant to which we issued the Notes (the “Investment Agreement”) contains restrictions of a nature generally found in agreements of this type that limit our ability to, among other things, sell or acquire assets, incur additional indebtedness, make certain investments, purchase capital stock, and pay dividends. The Investment Agreement also requires us to maintain the following financial ratios until the Notes are paid in full: (i) a Leverage Ratio not greater than 2.50 to 1.00 as of the last day of any fiscal quarter; (ii) a Fixed Charge Coverage Ratio not less than 1.80 to 1.00 as of the last day of any fiscal quarter; and (iii) Capital Expenditures not greater than (a) $1,500,000 per annum for the fiscal year ending December 31, 2006 and (b) $500,000 per annum for any fiscal year thereafter. Although we have remained current with respect to principal and interest payments on our Notes, we have not continuously maintained compliance with certain financial covenants contained in the Investment Agreement relating to the Notes. While an event of default exists, investors holding at least 51% of the Notes may elect, among other things, to accelerate our indebtedness under the Notes, or to take possession of, sell, lease, or otherwise dispose of any of our assets, including our irs.com domain name and other websites that were pledged as collateral for the Notes. On November 21, 2008, we and the Note holders (the “Lenders”) entered into a waiver (the “Waiver”) with respect to our noncompliance with the financial covenants. Pursuant to the Waiver, the Lenders consented to and waived any event of default, including any default interest, by reason of noncompliance with the financial covenants set forth in the Investment Agreement for the fiscal quarters ended September 30, 2008, December 31, 2008, and March 31, 2009 (the “Waiver Period”). The Waiver was only effective for this specific purpose during the Waiver Period and did not allow for any other or further departure from the terms and conditions of the Investment Agreement. In satisfaction of a condition of this Waiver, the Company and the Lenders entered into an amendment of the Investment Agreement effective December 31, 2008 which, among other things, accelerates the maturity date of the Notes from July 21, 2011 to June 30, 2010 and requires the Company to use any state or federal income or other tax refund to pay the outstanding principal on the Notes. In satisfaction of an additional condition of the Waiver, our Chief Executive Officer and certain of his affiliates agreed to and purchased 3,000,000 shares of a new series of preferred stock of the Company designated as the Company’s “Series C Preferred Stock,” par value $.001 per share, for an aggregate purchase price of $300,000 or $0.10 per Share.

On January 5, 2009, Barron Partners LP (“Barron”) provided its consent to the Company’s sale of its Series C Preferred Stock pursuant to the terms of the Stock Purchase Agreement between Barron and the Company, dated September 26, 2005. Barron also declined to participate in such financing. In exchange for such consent, the Company agreed to pay Barron $0.015 per share for each share of the Company’s common stock owned by Barron on June 30, 2009, if the Company did not achieve Consolidated EBITDA (as defined in the agreement between the parties) of at least $3.0 million at June 30, 2009. The Company failed to achieve Consolidated EBITDA of at least $3.0 million at June 30, 2009 and as such was obligated to pay Barron $94,469 for providing such consent. The Company has satisfied this obligation to Barron in full as of September 30, 2009.

As of March 31, 2009, the Company was still not in compliance with the financial covenants contained in the Investment Agreement relating to the Notes, and received from the holders of the Notes, an extension of the waiver of the Company’s obligation to comply with these financial covenants through April 30, 2009, which was subsequently extended through June 29, 2009. To obtain the extension of the waiver through June 29, 2009, the Company agreed to make the following additional principal payments to the Lenders: (i) on or prior to May 15, 2009, one additional principal payment to the Lenders in the total amount $109,375, (ii) on or prior to June 15, 2009, one additional principal payment to the Lenders in the total amount of $109,375, and (iii) on or prior to September 30, 2009, one additional principal payment of $145,833. As of September 30, 2009, the Company has made all additional principal payments pursuant to the terms of the extension of the waiver. Another condition of extending the waiver was that the Company may not establish a new senior credit facility without obtaining the prior written approval of the Lenders. As a result of our financial covenant defaults, our financial statements reflected that our Notes were classified as short-term debt for all periods when such defaults existed. We successfully regained compliance with our financial covenants as of June 30, 2009. We remained in compliance with these covenants as of September 30, 2009, and anticipate remaining in compliance with these covenants through the maturity date of the Notes. Our financial statements for the period ended September 30, 2009 reflect that our Notes are classified as short-term liability because the maturity date of the Notes is June 30, 2010. Management believes that cash flow from operations, and potentially, proceeds from asset sales, will be sufficient to pay the remainder of the balance on the Notes when due.

On April 2, 2009, we sold our interests in an equity investment, which sale was completed on April 20, 2009. The total proceeds of $80,000 were used to pay down principal on the Notes. As of September 30, 2009, we had outstanding principal in the amount of $2.6 million under the Notes.

Our senior credit facility expired in October of 2008. We have had discussions with commercial lenders, including our former senior lender, regarding a new credit facility. These lenders, however, require the express consent of the holders of our Notes to a subordination of certain of their liens to the senior lender. To date, the holders of our Notes have been unwilling to consent to any such subordination or to otherwise provide their consent to a senior credit facility. As a result of our decision not to fund our ESOP, as described in the Overview above, our federal income tax liability as of September 30, 2009 has increased by approximately $239,000. As a result of the foregoing and our declining liquidity, we have been financing a substantial portion of our search acquisition costs on unsecured credit cards, which are personally guaranteed by our Chief Executive Officer. These credit cards consist of three credit lines with American Express, two of which have an aggregate limit of $669,000 and must be paid in full within 15 days of our receipt of the invoice for the previous 30-day billing period. The third credit line has a limit of $24,500 and requires a payment of two percent of the balance within 25 days of our receipt of the invoice for the previous 30-day billing period. The spending limits on these credit cards are subject to periodic review by American Express. There is no assurance that American Express will maintain the spending limits on these credit cards. If American Express reduces the spending limits on these credit cards, the Company will need to seek additional sources of financing, which may not be available to it on acceptable terms, if at all. In order to conserve cash, we have not renewed contracts with our consultants as they expire, have not replaced employees whose employment has terminated, and have reduced other expenses as practical. We do not anticipate that we can further reduce our expenses below current levels with these measures. We are also continuing to seek opportunities to sell or lease our non-core assets in order to pay the principal balance on our Notes and to address short-term liquidity needs.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We are unable to borrow additional capital under a senior credit facility, should one be available to us, without the cooperation of our Lenders while our Notes remain outstanding. Therefore, until such time as additional sources of capital become available to us, our primary source of liquidity will be cash on hand, cash flows from operations, available credit and capital generated from asset sales to the extent such sales are approved by our Lenders and then only to the extent such proceeds are not required to be applied to reduce our outstanding borrowings under our Notes. As of September 30, 2009, we estimate that we will have adequate cash on hand, cash flows from operations and available credit to be able to continue to fund current levels of operations for the next twelve months. The Company currently anticipates that it will seek additional equity financing if it pursues additional acquisitions or finds it necessary to fund increased levels of operations, and other working capital needs. There is no assurance that such financing will be commercially available. To the extent that the Company is unable to raise additional capital, its ability to achieve its current business strategy may be inhibited.

In the comparisons below, net cash flows provided by operating activities primarily consist of net earnings adjusted for certain items such as depreciation and amortization, deferred income taxes and changes in working capital.

Cash Flows for the Nine Months Ended September 30, 2009

Net cash provided by operating activities for the nine months ended September 30, 2009 was $2.8 million consisting primarily of net earnings of $391,000, increased by a tax refund of approximately $1.3 million, depreciation and amortization of $1.7 million, and stock compensation expense of $213,000, partially offset by a decrease in accrued contributions of $764,000 due to our decision not to fund our ESOP with a contribution of company stock as previously anticipated, and an increase in accounts receivable of $831,000.

Net cash used in investing activities for the nine months ended September 30, 2009 of $58,000 was primarily for the purchase of software.

Net cash used in financing activities for the nine months ended September 30, 2009 of $2.9 million was primarily attributable to the repayment of our Notes, which was partially offset by proceeds of $300,000 from the sale of preferred stock.

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

Net cash used in financing activities for the nine months ended September 30, 2008 of $581,000 was primarily attributable to the repayment of our Notes.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer and principal financial officer), Daniel M. O’Donnell, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with (and within the time periods specified in) the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, as a result of the material weakness described in the Company’s Form 10-K/A for the year ended December 31, 2008, the nature of which is summarized below.

Remediation of Previously Disclosed Material Weaknesses

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10–K/A for the year ended December 31, 2008, management of the Company concluded that as of December 31, 2008, we had a material weakness in our internal control over financial reporting consisting of having limited finance and accounting personnel to prepare and review our financial statements. Furthermore, our Chief Executive Officer has served as our principal executive officer and our principal financial officer since the resignation of our Chief Financial Officer in October 2008.

As a result of the material weakness identified, the Company implemented the following actions, which we believe will be sufficient to remediate such weakness:

•	We commenced a review of our documentation and where necessary we have put into place policies and procedures to document such evidence to comply with our internal control requirements.

•	We consulted with a financial consultant regarding the need to further enhance our procedures and document our internal control processes.

•

We expanded training for tax, accounting and finance personnel to further develop the knowledge base resident within the Company and ensure the adequacy of qualified, trained staff to address complex, non-routine transactions.

In addition, the Company intends to supplement its internal resources with external advisors with specialized expertise as non-routine or complex issues arise. The above-described material weakness will not be considered remediated until the actions described above have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively. We will continue to monitor this process throughout the remainder of 2009 to ensure that it is operating effectively to remediate our material weakness.

Changes in Internal Control Over Financial Reporting

Except as described above, no changes in the Company’s internal controls over financial reporting have come to management’s attention that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company does not expect that its disclosure controls and procedures will prevent all errors and instances of fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision–making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company considered these limitations during the development of its disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective. Notwithstanding the foregoing limitations on the effectiveness of controls, we have nonetheless reached the conclusions set forth above regarding our disclosure controls and procedures and our internal control over financial reporting.

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

We may need additional funding to meet our obligations and to pursue our business strategy, which may not be available to us, and our financial condition could therefore be adversely affected.

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which includes increasing our levels of operation and may include the selective acquisition of businesses and technologies. In addition, we have incurred and we may incur certain obligations in the future. We are also currently financing a substantial portion of our traffic acquisition costs on three unsecured credit cards issued by American Express, which are personally guaranteed by our Chief Executive Officer. The spending limits on these credit cards are subject to periodic review by American Express. There is no assurance that American Express will maintain the spending limits on these credit cards. There can be no assurance that if we were to need additional funds to meet our obligations that additional financing arrangements would be available in amounts or on terms acceptable to us, if at all. Furthermore, we are unable to borrow additional capital under a senior credit facility, should one be available to us, without the cooperation of our Lenders while our Notes remain outstanding. If adequate additional funds are not available to us when needed, we may be required to reduce our levels of operation and slow the implementation of our revised business strategy, which would have an adverse effect on our business prospects, financial condition and results of operations.

Our Chief Executive Officer personally guarantees certain of our financing, the loss of which would adversely affect our business prospects, results of operations and financial condition.

Our Chief Executive Officer, Daniel M. O’Donnell, personally guarantees certain unsecured credit cards that have become an important financing source to our business due to recent cash constraints which we expect to continue in the near term. We use these credit cards primarily to finance traffic acquisition costs with our advertising network partners. We have no agreement with Mr. O’Donnell regarding his providing such personal guarantees. Therefore, Mr. O’Donnell could discontinue his guarantee of our credit card financing at any time. Furthermore, if Mr. O’Donnell ceases to serve as our Chief Executive Officer, or in some similar capacity, by reason of his death, resignation, termination or for any other reason, we would likely immediately lose our access to this credit card financing. If this credit card financing were not available to us, and we were unable to replace it with another source of financing or cash on hand, in the near term we would have to significantly reduce our spending on traffic acquisition costs, which would have a material adverse effect on our business prospects, financial condition and results of operations.

If we are unable to regain compliance with certain of the NYSE Amex continued listing standards within the timeframe of the extension granted to us by the NYSE Amex, then our common stock could be subject to delisting.

On October 10, 2008, we received a letter from the NYSE Alternext US LLC, now known as the NYSE Amex (the “Exchange”), indicating that we were below certain of the Exchange’s continued listing standards. Specifically, we were not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide (the “Company Guide”) in that we had sustained losses which were so substantial in relation to our overall operations or our existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of the Exchange, as to whether we could continue operations and/or meet our obligations as they matured. The letter from the Exchange also indicated that, due to its low selling price, our common stock may not be suitable for auction market trading. The Exchange afforded us an opportunity to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, demonstrating our ability to regain compliance with the Exchange’s continued listing standards. We submitted such a plan to the Exchange by the deadline, and, in a letter dated January 6, 2009 the Exchange notified us that it accepted our plan of compliance and granted us an extension until April 10, 2009 to regain compliance with the continued listing standards. After evaluating our progress with the plan, the Exchange notified us on May 11, 2009 that an additional extension had been granted to us until August 11, 2009. On August 10, 2009, we provided the Exchange with an update on the status of our compliance with our debt covenants and the overall progress of the business. We received notice from the Exchange on September 17, 2009 indicating that we had resolved the continued listing deficiency under Section 1003(a)(iv) of the Company Guide referenced in the Exchange’s letter dated October 10, 2008. In addition, the Exchange notified us of a continued listing deficiency under Section 1003(f)(v) of the Company Guide due to the low selling price of our common stock, and granted us an extension until March 16, 2010 to regain compliance. Failure to regain compliance within the given timeframe may result in the Exchange initiating delisting proceedings against us.

Our independent registered public accounting firm previously concluded that substantial doubt existed about our ability to continue as a going concern as a result of our net losses and breach of financial covenants in certain of our borrowing arrangements.

In 2008, we were adversely affected by the loss of our two largest advertising network partners, the loss of advertisers who are members of the Free File Alliance and the unprecedented global financial crisis and economic downturn. Pre-tax operating losses during the first quarter of 2008 contributed to our noncompliance with the leverage ratio and fixed charge coverage ratio covenants in our 13.50% Senior Subordinated Notes in the aggregate principal amount of $7.0 million due June 30, 2010. As of May 11, 2009, holders of our notes agreed to waive our compliance with the foregoing covenants through June 29, 2009. The consolidated financial statements included in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2008, were prepared assuming that we will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. However, our registered independent public accounting firm concluded that until we either regained compliance with our financial covenants or obtained a waiver of those covenants for longer than a year, our debt would be required to be classified as short term debt and as a result of the conditions noted above, there was substantial doubt about our ability continue as a going concern. We regained compliance with the leverage ratio and fixed charge coverage ratio covenants in our notes as of June 30, 2009, and were in compliance as of September 30, 2009. However, if we fail to maintain compliance and are able to obtain a waiver, our note holders may require, in connection with such waiver, additional collateral to secure their loans and increases in the fees and interest rates under the borrowing arrangements. If we are unable to maintain compliance, or obtain a waiver in the event that we fail to maintain compliance, we will be in default under our notes and the majority of our note holders can immediately declare all amounts outstanding under the notes due and payable, which would raise substantial doubt about our ability to continue as a going concern.

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

BANKS.COM, INC.

Date: November 12, 2009	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and
Accounting Officer, and Duly Authorized Officer)