Form 10-K
period 2009-12-31
Banks.com, Inc.
filed 2010-03-31
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, par value $.001 per share (“Common Stock”), held by non-affiliates of the registrant (assuming for these purposes, but without conceding that all executive officers, directors and greater than 5% shareholders are “affiliates” of the registrant) as of June 30, 2009 was approximately $746,941 based upon the last sale price for the Common Stock on the NYSE Amex on such date.

The number of shares of the registrant’s Common Stock outstanding as of March 30, 2010 was 26,113,651.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

BANKS.COM, INC.

FORM 10-K-ANNUAL REPORT

For the Fiscal Year Ended December 31, 2009

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

Overview

We are a Florida corporation organized in 1994 and we own and operate Internet web and media properties that provide targeted online advertising opportunities. Through banks.com, we provide access to current financial content, including financial news, business articles, interest-rate tables, stock quotes, stock tracking and financial calculators. We also provide users access to online financial services including tax preparation and stock brokerage. We believe that focusing our content and services in the high-traffic financial services vertical will allow us to provide our advertisers operating in that vertical access to highly relevant traffic. We operate other proprietary search and shopping related websites including look.com and searchexplorer.com. We generate revenue on these sites primarily via traffic generation and search engine marketing efforts. In late 2009, we launched a premium pay per click advertising network known as the InterSearch AdNet, which currently serves over 10 billion advertising impressions per month on our proprietary web sites, as well as a high quality publishing distribution network.

Our business is evolving as a result of a shift in strategic direction that began with our name change to Banks.com, Inc. in late 2007. With this shift, we have taken proactive measures to upgrade our traffic quality and conversion standards, as well as exiting some low margin business lines, such as domain parking (ParkingDots®) and the desktop space, which we exited in early 2008. In the fourth quarter of 2008, we also sold the web properties camps.com, summercamp.com, and greatcruises.com as we divested ourselves of non-core and non-finance related assets. In April 2008, in an effort to aggregate our financial services related traffic we began redirecting the traffic we derive from our irs.com web property to the Tax Center of banks.com. In addition, we have taken measures to mitigate our reliance on Internet advertising revenue by transitioning toward a multi channel revenue strategy consisting of customer acquisition, proprietary financial services, an expanded direct advertiser base, and third party advertising networks. In connection with our aforementioned change in business strategy, we acquired certain assets of Online Investments, Inc., a financial services holding company, in January

2008. Included in this acquisition were the web properties mystockfund.com and mystockfundkids.com, and all of the issued and outstanding securities of MyStockFund Securities, Inc., an online broker/dealer offering a variety of financial services products. Our acquisitions constitute an important part of our corporate history and reflect our growth strategy.

Our Growth Strategy

Our primary objective is to build banks.com into a leading online financial services focused media site and to continue to grow the traffic base to our other web properties, look.com and searchexplorer.com. In addition, we intend to build the advertiser and distribution base of our pay-per-click advertising network, InterSearch AdNet. In order to achieve these objectives, we intend to continue to focus on growing our business organically, as well as consider strategic merger and acquisition alternatives with a view to capitalizing on the continued growth trend associated with Internet advertising and online financial services.

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

•

Expand Our Direct Advertiser Base. We have a direct sales force that is focused on expanding the number of direct advertisers on our web properties and advertising network. Our Internet advertising products consist of keyword-targeted and display ads on our web properties that will typically appear more prominently as compared to the sponsored listings and display ads from our third-party providers. Our sales efforts generally include direct marketing and trade show attendance and sponsorship.

•

Expand the Content of Our Web Properties Across Our Financial Services Portfolio. We measure factors such as traffic, page views per visitor, prices per click and time spent by users on our sites as indicators of the content relevance on our web properties. We are focused on enhancing the content and relevancy of the web properties across our financial services portfolio, which we believe will drive the improvement of our operating metrics as well as a measurable increase in revenue and gross profit.

•

Increase Customer Acquisition. We believe customer acquisition and customer retention are important components to the longer term success of our business. As we expand the content on our web properties, we have developed opportunities to acquire and retain new customers through several different products, including, our white label tax preparation and tax extension products on the Tax Center of banks.com and investment services offered through our subsidiary, MyStockFund Securities, Inc. We believe that increased customer acquisition will have both a tangible and intangible impact on the business through increased recurring revenues and growing brand loyalty.

•

Continue Building Our Web Analytics and Marketing Capabilities. We are leveraging the search data gathered from our web properties through an enterprise-wide data warehouse. Among other things, the information derived from this data warehouse allows us to maximize the financial results derived from our sponsored listings by analyzing historical search patterns to determine optimal placement for sponsored listings on our web properties. In addition, the data warehouse provides valuable insight into the performance of our search marketing efforts, as well as improving our ability to evaluate the performance of a web page layout. We will continue to analyze opportunities to leverage our data analysis to expand our Internet advertising services on a cost-effective basis.

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

The advertising industry, and specifically online advertising, is evolving to meet the increasing online demands of both consumers and businesses. We believe the high-traffic financial services vertical reflects one of the most significant growth opportunities in the online advertising industry. We expect to leverage these favorable market trends through our Banks.com network.

Paid Search Advertising

Paid search or pay-per-click advertising displays advertisers’ product and service listings to online consumers in response to their keyword search queries. This feature gives advertisers the ability to target their online advertisements to individuals with specific and immediate interests in their products or services. These pay-per-click listings generally appear in the search results in an order that is based on the amount the advertisers pay for the targeted listing. Because advertisers pay only when an Internet user actually clicks-through on the advertiser’s listing, pay-per-click advertising allows online advertisers to accurately measure the effectiveness and response rates of advertisements and adjust their advertising campaigns accordingly. If necessary, advertisers can change listings rapidly and cost-effectively in response to information, such as consumer behavior, product pricing or product availability. Unlike pay-per-click advertising, traditional forms of advertising, such as television and radio, are not targeted to consumers who have demonstrated an interest in the advertised product or service. In addition, traditional forms of advertising do not permit quick and accurate measurement of their effectiveness. Consequently, we believe that Internet advertising generally, and pay-per-click advertising in particular, will continue to grow as consumers become increasingly confident that they can find comprehensive product information and securely conduct transactions online.

Our Services and Products

Our Internet advertising services are designed to enable advertisers to sell their products and services online to a large base of potential, targeted customers through our distribution network which consists of search engines and selected web properties. We currently provide these services through the continued development of our flagship web property www.banks.com, through which we offer online users an online consumer banking one-stop marketplace built around a domain name that is synonymous with that offering. Users can find information on a broad range of financial products and services, from mortgages and financial calculators to tax preparation and stock brokerage services. The Banks.com network also features a wealth of resources and advice on personal finance topics in a convenient user format. We also provide these types of services for those consumers and advertisers searching for more general goods and services through our search and shopping related websites look.com and searchexplorer.com. In addition, through our consultants, we provide professional and technical solutions to the financial services industry through our operating subsidiary InterSearch Corporate Services, Inc.

Internet Advertising Services

By providing relevant listings of products and services to consumers in response to their targeted searches on the Internet, we offer businesses an effective method of driving qualified prospects for their products and services to their websites. We accomplish this by distributing the listings of our advertising network partners and direct advertisers throughout our network of web properties and search engines. Advertisers pay our advertising network partners only when an Internet user clicks-through on the advertisers’ listing. When an Internet user clicks-through on an advertiser’s listing on any of our web properties, our advertising network partner generates revenue that they then share with us.

In connection with our change in business strategy, we began to aggregate all of our financial services related traffic through banks.com. Though this portal and our other web properties, we provide direct advertisers with highly motivated and relevant traffic. We typically collect revenue from our direct advertisers based on one of the following three methods: (1) “CPM”, or “cost per thousand impressions,” whereby the direct advertiser pays us for each 1,000 impressions an advertisement appears on one of our web properties; (2) “CPC”, or “cost per click,” whereby the direct advertiser pays us each time a user clicks on an advertisement listed on one of our web properties and then redirects the user to the advertisers website; and (3) “CPA”, or “cost per acquisition,” whereby the direct advertiser pays us for each customer who completes a desired action such as registering and/or purchasing goods or services through the advertiser’s website.

In order to leverage the highly motivated and relevant traffic throughout the Banks.com network, we also integrated our AdCenter to promote direct advertiser relationships with inherently higher margins for relevant traffic and sales leads. The AdCenter allows advertisers to bid for placement within the search results that appear on our web properties.

On October 21, 2008, we entered into an advertising partnership with InfoSpace, Inc., whereby InfoSpace provides paid search results on banks.com and look.com. The launch of InfoSpace’s metasearch technology on our banks.com and look.com sites has allowed our users to search and receive the most relevant results from the top search engines in the industry, including Google and Yahoo. We believe that InfoSpace’s unique metasearch algorithm enables our users to receive more relevant advertising and organic search results which have helped increase revenues from search related services.

Product Offerings on Banks.com

Banks.com is a financial services portal containing a unique breadth and depth of products and services. Banks.com provides users and subscribers with relevant financial information on the web and provides free tools to assist visitors with financial decision-making. Banks.com is an online consumer finance marketplace aggregating information on a broad range of products and fees including: mortgages, taxes, credit cards, auto loans, college financing, debt management, retirement, and more. The web property features a wealth of resources and advice on personal finance topics in a convenient user format. Also included on the site is an expansive array of popular financial calculators, a side-by-side credit card comparison tool which allows users to search for cards by category, preview the terms of certain cards and apply for a credit card online directly from the site and a library of useful articles and blogs, providing users with insight into pertinent topics. We provide online tax preparation services and also provide a localized search initiative that allows users to browse a comprehensive directory to identify and compare local and regional banks, tax preparers, mortgage service providers, and real estate professionals. We generate a substantial percentage of our revenue when consumers who click on a sponsored advertiser link or search result are redirected to that advertiser’s website.

Our addition of www.mybanks.com to the Banks.com network provides a platform that hosts user generated content on a variety of financial topics and provides customers with an opportunity to share investment advice and ideas with each other, and discuss their experience with various financial products. Most recently, we added an online brokerage service through MyStockFund.com whereby customers utilize an intuitive financial platform.

MyStockFund.com offers fractional share investing and dollar cost averaging to build a diversified portfolio in stocks, index funds and bond funds without incurring the high fees and trading costs of traditional brokerage firms.

Search Services

We operate proprietary search and shopping related websites including look.com and searchexplorer.com. We generate traffic to these sites primarily via search engine marketing efforts and revenue is derived when a consumer clicks on a sponsored search result of either a direct advertiser or an advertiser provided to us by our advertising partners such as InfoSpace. Currently, these websites represent a meaningful percentage of our revenue and gross profit throughout the year. In the third and fourth quarters (off season for the U.S. tax industry), these sites represent the overwhelming majority of our revenue and gross profits.

Corporate Services

Through our InterSearch Corporate Services, Inc. subsidiary, we provide technology professional services in the areas of information and Internet technology, staffing and consulting to companies primarily in the financial services industry, including Wells Fargo, Fidelity Investments and LPL Financial Services. We endeavor to provide clients with qualified individuals on a contractual basis with the appropriate skills and experience to service their employee resource needs.

Our Advertiser Network

Advertiser listings displayed on our distribution network are derived from our advertising network partners and direct advertisers on certain of our web properties, including, www.banks.com, www.look.com and the InterSearch AdNet.

Our advertising network partners currently consist of leading search providers including InfoSpace, which provides us a comprehensive meta search solution that includes paid results from Google, Yahoo!, Microsoft and Ask.com, Local.com and Business.com. Paid search engines, such as these, partner with us in order to gain access to the users of our network for their advertisers. Access to search requests on our network increases the potential for paid click revenue because their advertisers’ listings are distributed in response to a larger number of search queries. Generally, our arrangements with our advertising network partners provide that we receive a fixed percentage of their advertising revenue per paid click. In the year ending December 31, 2009, InfoSpace was our largest advertising network partner and represented a substantial majority of our revenue. In 2008, InfoSpace accounted for a smaller percentage of our revenue than in 2009, as Yahoo! Search Marketing and Ask.com together accounted for much of the remainder. Our relationship with Yahoo! Search Marketing expired in June 2008. In February 2008, the terms of our agreement with Ask.com were modified to eliminate the distribution of the third party search results that they were providing us from Google. Our contract with Ask.com ultimately expired in July, 2008. While the expiration and modification of these contracts adversely impacted our 2008 operations, we have existing contractual relationships with other advertising network partners, including InfoSpace, and are taking proactive measures to both expand those relationships and develop new partnerships with alternative providers of online search and advertising.

Our Distribution Network

Our distribution network consists of our web properties and search engines, including, banks.com, look.com, searchexplorer.com and the InterSearch AdNet. In addition, we own the domain name irs.com and the traffic derived when users type that URL into their browsers is redirected to banks.com. When a consumer initiates an Internet search on one of our web properties, we deliver relevant listings from our advertising network partners and our direct advertisers. In most cases, when a user clicks on one of these advertisements, we receive a pay-per-click fee. During the year ended December 31, 2009, we received approximately 83 million paid clicks from our distribution network, as compared to approximately 56 million for the year ended December 31, 2008. With our shift in business strategy, we have added additional measures by which we evaluate our business, including measuring the number of new customer acquisitions. During the year ended December 31, 2009, we serviced approximately 13,000 online tax preparation customers compared to 32,000 in the year ended December 31, 2008. This decrease was primarily attributable to the fact that we sold much of this advertising inventory to a major online tax preparation service. Any increase in customer acquisitions will come at the expense of paid advertiser clicks, but we believe a multi channel revenue strategy of customer acquisitions, in addition to Internet advertising, will allow us to build a more sustainable long term business model. Therefore, future comparisons of the number of paid clicks we generate year over year may not be a reliable measure of the overall success of our business when viewed in isolation.

Historically, our ParkingDots® business, while a pipeline for potential domain acquisitions, proved to be a low margin business and with our recent shift in business strategy, in the first quarter of 2008, we exited the domain parking business to focus on the higher margin financial services vertical.

Internet users can navigate our web properties in various ways, including direct navigation. For example, an online user who is specifically interested in obtaining information about finance-related goods and services may enter www.banks.com via direct navigation through the web address bar of their Internet browser. Once the user has arrived at the web property they will find relevant product listings and information. As the user finds relevant information and clicks on a particular listing, we typically receive a pay-per-click fee, which we call a paid click, or we may share in revenues generated by the sponsored listing.

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

Competition

Internet Advertising Services

Despite the expected growth possibilities, the Internet advertising market is expected to remain intensely competitive and has been negatively impacted by the recent economic downturn. We believe that the principal competitive factors in our market are the quality and amount of our organic traffic, the quality and effectiveness of our search engine marketing efforts, network size, revenue sharing arrangements, services, convenience, relevant content, accessibility, customer service, quality of search tools, reliability and speed of fulfillment of paid search listings across the Internet infrastructure. While not of the scale of many in our industry, we believe we are well positioned to compete in our industry based on the size and quality of our organic traffic flow and our search engine marketing infrastructure. This coupled with an ongoing strategy of providing relevant and quality content makes us an attractive alternative financial destination for Internet users. Nearly all of our competitors have longer operating histories, larger distribution networks, greater brand recognition and significantly greater financial, marketing and other resources than we do. Although we partner with some of the most predominant search engines to provide paid search results on our distribution networks, we also compete with those search engines for Internet search traffic. Our primary competitors include BankRate, TheStreet.com, Yahoo!, Google, MSN, Ask.com and Marchex. In addition, we believe that more competitors will enter into the online media and paid search advertising market. The Internet industry continues to experience consolidation, including the acquisitions of online media sites and companies offering paid search services. Industry consolidation may result in larger, more established and well-financed competitors with a greater focus on paid search services. If this trend continues, we may be unable to compete in these markets and our financial results may suffer.

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

We are also affected by the competition among destination websites that reach users or customers of search services. In light of our decision to primarily focus on the financial services vertical of online advertising, we currently compete for Internet advertising revenues with the personal finance sections of general interest sites such as Bankrate.com, Yahoo! Finance, and TheStreet.com. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as AOL, Google, Microsoft through MSN Search and Yahoo!, through its subsidiaries, dominate online user traffic. The online search industry continues to experience consolidation of major media sites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. The major destination websites and distribution providers may have leverage to demand more favorable contract terms, such as pricing, renewal and termination provisions.

Financial Services

The online financial services market continues to evolve rapidly and we expect it to remain highly competitive. Our MyStockFund subsidiary competes with full commission, discount and online brokerage firms. Some of these competitors provide Internet trading and banking services, investment advisor services, touchtone telephone and voice response banking services, electronic bill payment services and a host of other financial products.

Almost all of our competitors have longer operating histories and greater resources than we do and offer a wider range of financial products and services. Most have greater name recognition, greater market acceptance and larger customer bases. In recent years, the financial services industry has become more concentrated, as companies involved in a broad range of financial services have been acquired, merged or have declared bankruptcy. During 2008 and 2009, this trend accelerated considerably, as a significant number of U.S. financial institutions consolidated, were forced to merge, or received substantial government assistance. These developments could result in our remaining competitors having greater capital and other resources, such as the ability to offer a broader range of products and services.

We believe we can continue to attract customers by appealing to retail investors in the niche of fractional share investing by providing them with low-cost, easy to use online investing platform where they can buy fractions of a share of most common stocks on a regular investing schedule. We also face intense competition in attracting and retaining qualified employees. Our ability to compete effectively in financial services will depend upon our ability to attract new employees and retain and motivate our existing employees while efficiently managing compensation related costs.

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

Several federal laws that could have an impact on our business have already been adopted. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third party web properties that include materials that infringe copyrights or rights of others. Because we do not meet the safe harbor requirements of the Digital Millennium Copyright Act, we could be exposed to copyright actions, which could be costly and time-consuming. The Children’s Online Privacy Protection Act is intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online services providers to report evidence of violations of federal child pornography laws under certain circumstances. The foregoing legislation may impose significant additional costs on our business or subject us to additional liabilities, if we were not to comply fully with their terms, whether intentionally or not. We intend to fully comply with the laws and regulations that govern our industry, and we employ internal resources and incur outside professional fees to establish, review and maintain policies and procedures to reduce the risk of noncompliance.

The acquisition of Internet domain names generally is governed by Internet regulatory bodies, predominantly the Internet Corporation for Assigned Names and Numbers (ICANN). The regulation of Internet domain names in the United States and in foreign countries is subject to change. ICANN and other regulatory bodies could establish additional requirements for previously owned Internet domain names or modify the requirements for holding Internet domain names. Legislative proposals regarding the misuse of U.S. Department of Treasury names and symbols were introduced and passed in the U.S. House of Representatives in the 110th Congress that could have potentially adversely affected our ability to use the domain name www.irs.com, an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of Treasury. Although the legislation was never passed by the Senate or signed into law and the bill died with the ending of the 110th Congress in January 2009, there is no guarantee that similar legislation won’t be introduced and passed into law by the current or future Congress. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, such legislation may adversely impact our overall operations.

Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments. For example, the IRS generally prohibits the use or disclosure by tax return preparers of taxpayers’ information without the prior written consent of the taxpayer. In addition, other regulations require financial service providers to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to “opt-out” of having personal information disclosed to unaffiliated third-parties for marketing purposes. Although we have procedures to protect against identity theft, breaches of our clients’ privacy may occur. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation. In addition, changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. Establishing systems and processes to achieve compliance with these new requirements may increase costs and/or limit our ability to pursue certain business opportunities.

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

As part of our initiative to make www.banks.com a preferred destination for personal finance and consumer banking information and services, we have focused our efforts on enhancing the content and usability of the site. In January 2008, we acquired MyStockFund Securities, Inc., a broker-dealer registered with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, and a member of a self-regulatory organization, the Financial Industry Regulatory Authority (“FINRA”). Broker-dealers are subject to federal and state laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, minimum net capital requirements, record-keeping and retention, anti-money laundering, privacy laws, and the conduct of their directors, officers, employees and other associated persons. Violations of the federal and state laws and regulations governing a broker-dealers actions could result in civil and criminal liability and administrative liability in the form of censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

Employees

As of March 1, 2010, we had 24 employees. This number includes employees of our MyStockFund subsidiary, as well as the billable consultants in our professional services group, InterSearch Corporate Services. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We were incorporated in Florida in 1994. We acquired InterSearch Corporate Services in October 2004, Walnut Ventures in December 2004, La Jolla Internet Properties, Inc. in February 2005, Dotted Ventures, Inc. in January 2006 and MyStockFund Securities, Inc. in January 2008. In addition, between September 2005 and July 2007, we acquired the following web properties: www.irs.com, www.banks.com, www.camps.com, www.summercamp.com, www.greatcruises.com, www.looksearch.com, www.look.com and www.mybanks.com, among others. We subsequently sold the web properties www.camps.com, www.summercamp.com, and www.greatcruises.com in 2008.

We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. Our failure to address these risks and difficulties successfully and on a timely basis could seriously harm us.

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

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Bankrate.com, Yahoo! Finance, and TheStreet.com. In addition, the online paid search market is intensely competitive. Our primary current competitors include Yahoo!, Google, MSN, Ask.com and Marchex. Although we currently pursue a strategy that allows us to partner with owners of web properties and search engines, our current and future advertising and distribution network partners, including InfoSpace and their paid search providers, Google, Yahoo! Search Marketing and Ask.com, may view us as a threat to their own internal paid search services.

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

Additionally, larger companies may implement technologies into their search engines or software that make it less likely that consumers can reach, or execute searches on, our distribution network partners’ websites and less likely that consumers will click-through on sponsored listings from our advertising network partners. The implementation of such technologies could result in a decrease in our revenues. If we are unable to successfully compete against current and future competitors or if our current advertising network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

We rely on our advertising network partners to provide us access to their advertisers, and if they do not, it could have an adverse impact on our business.

We rely on our advertising network partners to provide us with advertiser listings so that we can distribute these listings through our distribution network in order to generate revenue when a consumer click-through occurs on our advertiser network partners’ sponsored listings. For the year ended December 31, 2009, a substantial majority of our revenue was derived from our primary advertising network partner, InfoSpace, Inc. Our success depends, in part, on the maintenance and growth of our advertising network. If we are unable to develop or maintain relationships with our advertising network partners, our operating results and financial condition will suffer.

Historically, a few of our advertising network partners and direct advertisers have provided a substantial portion of our revenue; the loss of one of these partners may have a material adverse effect on our operating results.

InfoSpace was our largest advertising network partner, accounting for a substantial majority of our total revenue for the year ended December 31, 2009. We had two agreements with Yahoo! Search Marketing, one of our advertising network partners, one of which terminated on March 1, 2008 and one of which terminated on June 1, 2008. Historically, revenues received through sponsored listings from Yahoo! Search Marketing pursuant to these agreements represented a significant percentage of our revenues.

In February 2008, our agreement with Ask.com was modified and the delivery of third party search results from Google was terminated and the entire agreement subsequently terminated in July, 2008. We were without a contract with any provider of paid search results from Google or Yahoo on the Banks.com property from June 1, 2008 through October 21, 2008 when we entered into a distribution agreement with InfoSpace. The loss of these paid search results had an adverse affect on our business. Our agreements with InfoSpace run through December 31, 2010 but we cannot assure you that, should we to fail to renew these agreements or should the contracts be terminated in advance of that date, we will be able to timely replace the sponsored listings they provide us from Google, Yahoo and Ask.com, in which case our business and financial results will likely be harmed.

One of our customers accounts for a significant portion of our accounts receivable, and the failure to collect from that customer would harm our financial condition and results of operations.

InfoSpace, Inc. accounts for a significant portion of our accounts receivable. At December 31, 2009, InfoSpace represented a substantial majority of our total accounts receivable. These accounts have been, and will likely continue to be, unsecured and any failure to collect on these accounts would harm our financial condition and results of operations.

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

A key component of our business strategy includes strengthening our competitive position in the market through potentially pursuing select strategic merger and acquisition alternatives including the acquisition of additional web properties, specifically in the financial services sector. Furthermore, we may expand our operations or market presence by pursuing acquisitions of complementary businesses, services or technologies or engaging in other strategic alliances with third parties. Integrating any newly acquired web property or company may be expensive and time-consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our shareholders. Any such transactions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating operations, technology and personnel of the combined companies, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies, the impairment of relationships with existing employees and customers, and potential overpayment for a company or its assets. We have limited experience in these types of acquisitions, and we may not be successful in overcoming these risks or any other potential problems. We cannot assure you that we will be able to consummate any acquisitions or, if consummated, successfully integrate the operations and management of future acquisitions. If we are unable to attract and consummate acquisitions, our growth could be adversely impacted.

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

In addition, if any of these third party providers cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service, failure of their infrastructure and/or failure of their security systems.

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

The application of new and existing laws and regulations to the Internet or other online services could also have a material adverse effect on our business, prospects, financial condition and results of operations. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The TaxPayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 amends Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. Although the legislation was never passed by the Senate or signed into law and the bill died with the ending of the 110th Congress in January 2009, there is no guarantee that similar legislation won’t be introduced and passed into law by the current or future Congress. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, such legislation may adversely impact our overall operations. We own the Internet domain address www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, the passage of such legislation could adversely affect our use of our Internet domain address www.irs.com as well as our overall operations. In the event a bill such as H.R. 1677 were to become law , we intend to be continue to be diligent in our communications with the Internal Revenue Service and Congress in an effort to mitigate any potential negative effects of such legislation.

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

We are subject to the rules and regulations of the SEC, including those rules and regulations mandated by the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires all reporting companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. The costs to comply with these requirements will likely be significant and may adversely affect our operating results. Section 404 further requires that the reporting company’s independent auditors attest to, and report on, this management assessment. As of December 31, 2009, the Company was not yet subject to the auditor attestation requirement of Section 404; however, the Company expects its expenses related to its internal and external auditors to increase significantly. If we fail to maintain a system of adequate controls, it could have an adverse effect on our business and stock price.

Failure to comply with laws and regulations that protect our customers’ personal and financial information could result in significant fines, penalties and damages and could harm our brand and reputation.

Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments. For example, the IRS generally prohibits the use or disclosure by tax return preparers of taxpayers’ information without the prior written consent of the taxpayer. In addition, other regulations require financial service providers to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to “opt-out” of having personal information disclosed to unaffiliated third-parties for marketing purposes. Although we have procedures to protect against identity theft, breaches of our clients’ privacy may occur. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation. In addition, changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. Establishing systems and processes to achieve compliance with these new requirements may increase costs and/or limit our ability to pursue certain business opportunities.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

If we are unable to regain compliance with certain of the NYSE Amex continued listing standards within the timeframe of the extension granted to us by the NYSE Amex, then our common stock could be subject to delisting.

On October 10, 2008, we received a letter from the NYSE Alternext US LLC, now known as the NYSE Amex (the “Exchange”), indicating that we were below certain of the Exchange’s continued listing standards. Specifically, we were not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide (the “Company Guide”) in that we had sustained losses which were so substantial in relation to our overall operations or our existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of the Exchange, as to whether we could continue operations and/or meet our obligations as they matured. The letter from the Exchange also indicated that, due to its low selling price, our common stock may not be suitable for auction market trading. The Exchange afforded us an opportunity to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, demonstrating our ability to regain compliance with the Exchange’s continued listing standards. We submitted such a plan to the Exchange by the deadline, and, in a letter dated January 6, 2009, the Exchange notified us that it accepted our plan of compliance and granted us an extension until April 10, 2009 to regain compliance with the continued listing standards. After evaluating our progress with the plan, the Exchange notified us on May 11, 2009 that an additional extension had been granted to us until August 11, 2009. On August 10, 2009, we provided the Exchange with an update on the status of our compliance with our debt covenants and the overall progress of the business. We received notice from the Exchange on September 17, 2009 indicating that we had resolved the continued listing deficiency under Section 1003(a)(iv) of the Company Guide referenced in the Exchange’s letter dated October 10, 2008. In addition, the Exchange notified us of a continued listing deficiency under Section 1003(f)(v) of the Company Guide due to the low selling price of our common stock, and granted us an extension until March 16, 2010 to regain compliance. Failure to regain compliance within the given timeframe may result in the Exchange initiating delisting proceedings against us. As of the date of this filing, we have not received any updates from the Exchange.

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

As of February 28, 2010, our executive officers and directors (including affiliates of such executive officers and directors) beneficially owned or controlled approximately 32% of the outstanding shares of our common stock. Our Chief Executive Officer and his spouse beneficially own an additional 3 million shares of preferred stock which is convertible to common stock on at 3:1 basis. In total, on February 28, 2010, our executive officers and directors (including affiliates of such executive officers and directors) beneficially owned or controlled approximately 45% of the outstanding shares of our common stock and preferred stock (on an as-converted basis). Accordingly, these executive officers and directors, acting as a group, will have substantial influence and may control the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

•

our board of directors is authorized to issue, without further action by our shareholders, up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted or imposed on such preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be greater than the rights of the common stock;

•

holders of Series C Preferred Stock as a separate class shall be entitled to elect one (1) member of our board of directors (but only if Daniel M. O’Donnell is not then serving in the position of director of the Company); and

•	without a vote of 75% of our outstanding Series C Preferred Stock, our board of directors may not be increased to more than five directors and we may not incur additional indebtedness.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located at 222 Kearny Street, Suite 550, San Francisco, California, where we lease approximately 7,615 square feet of space. The term of the lease commenced on November 1, 2005 and expires five years and five months from the commencement date. The lease provides for one option to extend the lease for five years. Our rent payments are $16,636 per month increasing to $18,692 per month over the term of the agreement ending in April, 2011. Additionally, we are responsible for paying a portion of the operating expenses and property taxes related to the building.

On January 13, 2009, we entered into a sublease agreement to sublease approximately 4,911 square feet of our corporate headquarters. The term of the sublease commenced on February 1, 2009 and will end on the earlier of (i) April 15, 2011 or (ii) the termination of our master lease. Base rent as set forth in the sublease agreement is $8,500 per month beginning in April 2009. The subtenant will also be required to pay its pro rata portion of any increases in building operating expenses and real estate taxes. The sublease agreement allows us and our employees to continue to occupy approximately 2,704 square feet in the subleased premises. We believe that these facilities are adequate, at this time, for their intended use.

Item 3.	Legal Proceedings.

Litigation Against Former Officers—On November 5, 2009, we filed a lawsuit (case # CGC-09-494156) in the Superior Court of the State of California for the County of San Francisco against Robert Hoult, Dale Giessman and ProStream Media and filed an arbitration claim in San Francisco, California under the Commercial Rules of the American Arbitration Association against Andrew Keery alleging: (1) breach of contract, (2) breach of fiduciary duty and duty of loyalty to the Company, (3) violation of California’s Uniform Trade Secrets Act, (4) trade dress infringement, and (5) violation of California’s unfair competition law. Messrs. Hoult and Keery are former executive officers of the Company. On December 29, 2009, Robert Hoult, Dale Giessman and ProStream Media filed a Notice of Removal to remove the above mentioned case from the Superior Court of the State of California for the County of San Francisco to the United States District Court, Northern District of California (case # 3:09-cv-06039-WHA).

Based on reports received from the Company’s transfer agent, at the time Mr. Hoult’s employment terminated, he beneficially owned more than five percent of the Company’s outstanding common stock. Mr. Hoult was formerly employed by the Company as its Executive Vice President of Revenue Development.

Based on reports received from the Company’s transfer agent, at the time the suit was filed, Mr. Keery beneficially owned more than five percent of the Company’s outstanding common stock. Mr. Keery was formerly employed by the Company as its Executive Vice President of Product Development.

The complaints allege that, among other things, Hoult, Giessman and Keery improperly used the Company’s trade secrets and other confidential information in connection with the business of Prostream Media and the domain names Moxiesearch.com, and Winestore.com. The complaints further allege that Messrs. Hoult and Keery breached their fiduciary duty and duty of loyalty by improperly competing directly with the Company and injuring its financial performance.

The Company is seeking unspecified damages, including consequential and punitive damages, and has filed a motion with the court for preliminary and permanent injunctive relief to enjoin the defendants from, among other things (1) continuing to improperly use the Company’s trade secrets and confidential and proprietary information and (2) contacting or soliciting any of the Company’s customers or employees. A hearing date for the motion for preliminary injunction has not yet been set by the Court or the American Arbitration Association. The Company has engaged in settlement discussions with Hoult, Giessman and Keery which have been unsuccessful. Currently, all settlement discussions have ceased and the Company intends to vigorously pursue the claims set forth above.

A trial date has been set for December 6, 2010 at 7:30AM Pacific Standard Time.

At this time, we are unable to ascertain or predict with any certainty whether these proceedings will have a material positive or adverse effect on our business, financial condition or results of operations. Although the results of litigation and claims cannot be predicted with certainty, such proceedings can be costly and result in the diversion of management’s attention.

Derivative Action—On March 9, 2010, Robert Hoult filed a putative Verified Shareholder Derivative Complaint (the “Derivative Complaint”) in the Superior Court for the State of California for the County of San Francisco (case # CGC-10-497625) against the Company’s five current directors, as defendants, and against the Company, as a nominal defendant. The putative Derivative Complaint asserts state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets against the individual defendants principally in connection with the operation of the Company’s search engine marketing services and the terms and conditions of certain transactions between the Company and certain of its current and former officers and directors, among other allegations. The plaintiff alleges that certain of the individual defendants caused the Company to engage in click fraud and untargeted traffic resulting in advertisers paying for unwanted clicks on their advertisements. The plaintiff further alleges that these actions ultimately led to loss of revenues from two of the Company’s former advertising network partners. The plaintiff also alleges that the defendants were parties to or approved transactions with the Company that failed to provide the Company with reasonable value. The plaintiff purports to seek an unspecified amount of damages, together with other relief, on behalf of the Company and against the individual defendants. Prior to filing the putative Derivative Complaint, the plaintiff requested that the Company assert certain of such claims against the individual defendants. The Company intends to contest, among other things, the standing of the plaintiff to prosecute the purported claims in the Company’s name. At this time, the Company cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s financial statements.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. There can be no assurance that the complaint against our former officers or the shareholder derivative complaint will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income.

Item 4.	(Removed and Reserved.)

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock trade on the NYSE Amex (the “Exchange”) under the symbol “BNX.”

The following table sets forth the high and low sales prices for our common shares as reported on the Exchange for the periods indicated:

	High	Low
Year Ending December 31, 2009:
First Quarter	$.33	$.01
Second Quarter	$.35	$.10
Third Quarter	$.37	$.11
Fourth Quarter	$.33	$.14

Year Ending December 31, 2008:
First Quarter	$2.69	$.54
Second Quarter	$.62	$.30
Third Quarter	$.41	$.11
Fourth Quarter	$.25	$.05

Holders

At the close of business on March 30, 2010, there were 26,113,651 outstanding common shares, which were held by approximately 150 shareholders of record.

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

Unregistered Sales of Equity Securities

On January 6, 2009, we agreed to issue to Daniel M. O’Donnell, the Company’s President and Chief Executive Officer and the Chairman of the Board of Directors of the Company, and certain of his affiliates (the “Investors”) 3,000,000 shares of a new series of preferred stock of the Company designated as the Company’s “Series C Preferred Stock,” par value $.001 per share (the “Shares”), for an aggregate purchase price of $300,000 or $0.10 per Share. The Shares were issued pursuant to a Subscription Agreement (the “Subscription Agreement”) executed by the Investors on January 6, 2009 and agreed to and accepted by the Company on January 6, 2009.

The investment by the Investors in the Shares satisfied the terms and conditions of a waiver granted to the Company by the Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P. (collectively, the “Lenders”) on November 21, 2008, relating to the Company’s 13.50% Senior Notes (the “Waiver), pursuant to which the Lenders consented to and waived certain events of default under the Investment Agreement relating to the 13.50% Senior Notes. The Waiver required, among other things, that the Company’s Chief Executive Officer invest $300,000 in the Company on terms and conditions approved by the Lenders.

The Shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws, as the offering was not a public offering.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward—Looking Statements

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K, including the sections entitled “Business,” “Properties,” “Legal Proceedings,” “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans, objectives, and intentions, (3) statements regarding the capabilities, capacities, and expected development of our business operations, (4) statements of expected future economic performance, and (5) assumptions underlying statements regarding us or our business.

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

Overview

We operate an Internet media property that provides targeted online advertising opportunities in the financial services sector. In November 2007, we changed our name to Banks.com, Inc. in connection with our decision to primarily focus on becoming a leading provider of targeted traffic in the financial services vertical of online advertising. We intend to continue building a cohesive business around our flagship domain property www.banks.com. Through this web property, we provide access to current financial content, including financial news, business articles, interest-rate tables, stock quotes, stock tracking and financial calculators. We also provide users access to online financial services including tax preparation and stock brokerage. We believe that focusing our content and services in the high-traffic financial services vertical will allow us to provide our advertisers operating in that vertical access to highly relevant traffic. In addition to banks.com, we operate other proprietary websites including look.com, searchexplorer.com and the InterSearch AdNet. The revenue derived from these sites and our ad network represents a material percentage of our overall revenue and the overwhelming majority of our revenue during the off season for the U.S. tax industry, in the third and fourth quarters of the year. We generate revenue on these sites primarily via traffic generation and search engine marketing efforts. We also provide Internet technology professional services to Fortune 500 and other companies operating in the financial services sector.

We review our operations based on both our financial results and non-financial measures. Our primary source of revenue is our Internet advertising services, although we are expanding into other sources of revenue such as tax preparation and stock brokerage services. For our Internet advertising services we review revenue-per-click and cost-per-click. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. A significant reduction in click-throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest expense is traffic acquisition costs, which consist primarily of Internet advertising costs. We seek to decrease our cost-per-click through continuing optimization efforts and increasing page yield through the use of our proprietary analytics.

We currently depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. Our advertising network partners, InfoSpace, Inc., Yahoo! Search Marketing and Ask.com together represented a substantial majority of our revenues for the year ended December 31, 2008. We had two contracts with Yahoo! Search Marketing, one of which terminated on March 1, 2008 and the other of which terminated on June 1, 2008. Our contract with Ask.com was modified in February 2008 to terminate their obligation to provide third party paid search results from Google and the contract expired on December 31, 2008. In October 2008, we entered into a distribution agreement with InfoSpace to provide paid metasearch results from Google, Yahoo, Microsoft and Ask.com on banks.com. The termination of these contracts resulted in the loss of paid search results from Google and/or Yahoo from June 1, 2008 through October 21, 2008, which had a severe adverse impact on our results of operations In 2008, in an effort to diversify our revenue streams and increase our recurring revenue, we began providing finance-related services, such as online tax preparation and online stock brokerage services, in addition to professional services. While we will continue to evaluate our business by measuring our total number of paid clicks, with our change in strategic direction we will also focus on other metrics related to customer acquisitions such as number of new customers and length of time we retain existing customers.

The transition of our business model, the redirection of irs.com traffic to banks.com, macro industry trends, the expiration and non-renewal of our contracts with Yahoo! Search Marketing in March and June of 2008, and our contract with Ask.com being modified to terminate their license to distribute third party results to us in March 2008 had a severe adverse effect on our financial condition and our 2008 results of operations.

During 2009, we expanded the number of advertising network partners we work with to include Local.com and placed new emphasis on an existing partnership with Business.com. Although only a nominal percentage of our 2009 revenues, we plan to continue to build these partnerships, along with increasing our focus on expanding our direct advertising relationships to mitigate our reliance on the revenues we derive from our partnership with InfoSpace. In addition, we expanded the distribution reach of the InterSearch AdNet by signing a number of new distribution agreements including five who approximately doubled the overall revenue we generate on our network. We plan to continue to expand the size of our distribution network while maintaining a high quality of traffic by exclusively signing agreements with partners who have existing tier one search relationships with providers such as: Google, Yahoo and/or Bing.

Recent Developments—Liquidity

In March, 2010, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). This agreement was executed and effective on March 3, 2010 and initially funded on March 5, 2010. Under the terms of the Loan Agreement, SVB may advance funds to us to finance certain Eligible Accounts (as defined in the Loan Agreement). When SVB makes an advance, the Eligible Account becomes a Financed Receivable (as described in additional detail in the Loan Agreement). The aggregate face amount of all Financed Receivables outstanding at any time under the Loan Agreement may not exceed $3,125,000. As of March 5, 2010, SVB had advanced approximately $1,850,000 to us, which we used to pay the outstanding balance on our 13.50% Senior Notes due 2010 (the “Notes”).

Internet Advertising Services

We typically generate revenue each time an Internet user initiates a search on our distribution network, which includes search engines and web properties, and then clicks through on an advertiser listing. Businesses purchase listings either directly from us or from our advertising network partners, which we then display on our network in response to targeted keyword searches performed by Internet users. We also generate revenue from online user traffic visiting our web properties through direct navigation. We similarly may display on these web properties the sponsored listings of our advertising network partners and/or of our direct advertisers that are relevant to the web property.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these audited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in Note 2 to our audited consolidated financial statements appearing at the end of this report for the year ended December 31, 2009, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue

We currently generate revenue through our operating businesses by providing Internet advertising and online finance related services. We typically recognize revenue when an Internet user clicks-through on an advertiser’s listing displayed on our network or at the time we are paid for services.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines and our websites on which we include our advertisers’ listings and those of our advertising network partners. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with GAAP, the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually and intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We recognized $573,000 of goodwill related to our acquisition of InterSearch Corporate Services, Inc. Our annual impairment test led us to reasonably estimate that our fair market value was less than our net assets excluding goodwill. Accordingly, we recorded a full write-down of the goodwill in the fourth quarter of 2008.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is to be fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Stock Compensation

Effective January 1, 2006, we adopted the fair value recognition method, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value.

We examined our historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, we could not identify any patterns in the exercise of options. As such, we used the guidance issued by the SEC to determine the estimated life of options. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility. The risk-free rate is based on the U.S. Treasury Strips with similar expected lives at the time of grant. The dividend yield is based on our history and expectation of dividend payments.

Income Taxes

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income taxes result from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2009, management is not aware of any uncertain tax positions that would have a material effect on our consolidated financial statements. We recognize interest and penalties on income taxes as a component of income taxes.

Consolidated Results of Operations

The following table sets forth information for the years ended December 31, 2009 and 2008 derived from our consolidated financial statements which were audited by Hacker, Johnson & Smith PA, and are included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2009	2008
Revenues	$11,475	11,054
Cost of revenues	4,279	4,980

Gross profit	7,196	6,074

Operating expenses:
Sales and marketing expense	884	1,145
General and administrative expense	4,592	8,802

Total operating expenses	5,476	9,947

Earnings (loss) from operations	1,720	(3,873)
Other (loss) gain	(42)	90
Interest expense	1,112	1,157

Earnings (loss) before income taxes	566	(4,940)
Income taxes (benefit)	280	(1,405)

Net earnings (loss)	$286	(3,535)
Preferred stock dividends	(30)	—

Net earnings (loss) available to common stockholders	$256	(3,535)

Basic earnings (loss) per share	$.01	(.14)

Diluted earnings (loss) per share	$.01	(.14)

Basic weighted average common shares outstanding	25,966,733	25,490,762

Diluted weighted average common shares outstanding	27,227,262	25,490,762

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2009	2008
Revenues	100%	100%

Cost of revenues:
Traffic acquisition costs	37	45
Sales and marketing	8	10
General and administrative	40	80

Total operating expenses	85	135

Earnings (loss) from operations	15	(35)
Other (loss) gain	—	1
Interest expense	10	11

Earnings (loss) before income taxes	5	(45)
Income taxes (benefit)	2	(13)

Net earnings (loss)	3	(32)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue. Revenue increased 4% to $11.5 million for the year ended December 31, 2009 from $11.1 million for the year ended December 31, 2008. This increase was primarily attributable to an increase in tax related direct advertiser revenue.

Traffic acquisition cost. Traffic acquisition costs decreased 14% to $4.3 million for year ended December 31, 2009 from $5.0 million for the year ended December 31, 2008. This decrease was primarily attributable to an increase in higher margin direct advertiser revenue, more efficient search engine marketing spend and a continued focus on generating traffic to our proprietary web properties through search engine optimization and direct navigation.

Sales and marketing. Sales and marketing expense decreased to $884,000 for the year ended December 31, 2009 from $1.1 million for the year ended December 31, 2008. This decrease was mainly attributable to a reduction in salary related expenses.

General and administrative. General and administrative expenses decreased to $4.6 million for the year ended December 31, 2009 from $8.8 million for the year ended December 31, 2008. The decrease was due primarily to a decrease in employee salary and bonus expenses, consulting related fees, dedicated web hosting costs, and a one-time non cash credit of $764,000 resulting from our decision not to fund our company ESOP with a contribution of company stock for 2008 as was previously anticipated.

Interest expense. Interest expense was $1,112,000 for the year ended December 31, 2009 compared to $1,157,000 for the year ended December 31, 2008. The decline was due to the scheduled payments of principal on the outstanding debt on our Notes.

Income taxes. Our provision for income taxes was a tax expense of $280,000 for the year ended December 31, 2009 versus an income tax benefit of $1.4 million in 2008. This decrease was a result of a pretax profit of $566,000 for the year ended December 31, 2009, compared to pretax loss of $4.9 million for the year ended December 31, 2008.

Net earnings. Net earnings available to common stockholders for the year ended December 31, 2009 was $256,000 or $.01 per basic and diluted share compared to a net loss of $3.5 million or $.14 per basic and diluted share for the year ended December 31, 2008. This increase was primarily attributable to lower traffic acquisition costs which increased gross profits, and lower sales, marketing and general and administrative costs.

Liquidity and Capital Resources

Since inception, we have primarily financed our operations through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of December 31, 2009, we had $176,000 in cash compared to $479,000 at December 31, 2008. As of December 31, 2009, our current liabilities, including our Notes due June 30, 2010, exceeded our current assets resulting in a working capital deficit of $1.6 million compared to a working capital deficit of $4.5 million on December 31, 2008, which included amounts related to long term debt that were classified as a current liability due to a covenant default on our Notes at that time. Our liquidity improved mainly due to the continued principal and interest payments on our debt which reduced our current liabilities.

Our $1.25 million revolving line of credit with Silicon Valley Bank (“SVB”) expired on October 30, 2008. There was no outstanding balance under this credit facility at December 31, 2009 or 2008. In March, 2010, we reestablished a $2.5 million revolving line of credit with SVB for a term of one year. This agreement was executed and effective on March 3, 2010 and initially funded on March 5, 2010. Under the terms of the Loan Agreement, SVB may advance funds to us to finance certain Eligible Accounts (as defined in the Loan

Agreement). When SVB makes an advance, the Eligible Account becomes a Financed Receivable (as described in additional detail in the Loan Agreement). The aggregate face amount of all Financed Receivables outstanding at any time under the Loan Agreement may not exceed $3,125,000. As of March 5, 2010, SVB had advanced approximately $1,850,000 to us, which we used to pay the outstanding balance on our Notes.

Although always current with respect to principal and interest payments on our Notes, we were not in compliance with certain financial covenants contained in the Investment Agreement relating to the Notes, which are measured on the last day of each fiscal quarter, as of September 30, 2008. On November 21, 2008, we and the Note holders (the “Lenders”) entered into a waiver (the “Waiver”) with respect to our noncompliance for the period ended September 30, 2008 with the financial covenants. Pursuant to the Waiver, the Lenders consented to and waived any event of default, including any default interest, by reason of noncompliance with the financial covenants set forth in the Investment Agreement (the “Events of Default”) for the fiscal quarters ended September 30, 2008, December 31, 2008, and March 31, 2009 (the “Waiver Period”). The Waiver is only effective for this specific purpose during the Waiver Period and does not allow for any other or further departure from the terms and conditions of the Investment Agreement. Upon the expiration of the Waiver Period, the Waiver shall be immediately and automatically terminated in its entirety and be of no further force or effect. The Lenders’ continued waiver of the Events of Default for the Waiver Period was subject to the Company’s satisfaction of certain conditions subsequent.

One of the conditions subsequent of the Waiver required us and the Lenders to enter into an amendment to the Investment Agreement on or before December 31, 2008, providing that, among other things, (1) we use the proceeds of any federal tax refund and any state tax refund (in excess of $5,000) to repay our obligations under the Notes, and (2) the maturity date of the Notes be changed to June 30, 2010. This amendment was executed on January 6, 2009, to be effective as of December 31, 2008, satisfying the foregoing condition. On March 20, 2009, we received a federal tax refund of approximately $1,330,000, all of which was used to pay down the principal obligation under the Notes pursuant to the Waiver. The conditions subsequent set forth in the Waiver also required that our Chief Executive Officer, Daniel O’Donnell make a personal investment in the amount of $300,000 in the Company. On January 6, 2009, our Chief Executive Officer purchased 3,000,000 shares of a new series of preferred stock of the Company designated as the Company’s “Series C Preferred Stock,” par value $.001 per share, for an aggregate purchase price of $300,000 or $0.10 per share, in satisfaction of the foregoing condition.

As of December 31, 2009, we had no capital lease commitments, but we did have an operating lease commitment which will result in payments of $223,000 in 2010 and $59,000 in 2011. In addition, we had commitments of principal payments on our Notes of $2.2 million in 2010 including a balloon payment of approximately $1.5 million due in June, 2010 when the notes mature. In addition to the principal payments described above, the notes carry an interest rate of 13.5% of the outstanding principal balance compounded monthly. On March 5, 2010, we paid off all of the remaining $1.9 million due on our notes by utilizing the revolving line of credit we reestablished with Silicon Valley Bank. As of March 29, 2010, the balance on our revolving line of credit was approximately $944,000.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We intend to use cash flow from operations to pay off the remaining balance on our revolving line of credit and to fund anticipated levels of operations for the next 12 months.

In the comparisons below, net cash flows provided by operating activities primarily consist of net earnings adjusted for certain items such as depreciation and amortization, deferred income taxes and changes in working capital.

Cash flows for the year ended December 31, 2009

Net cash provided by operating activities for the year ended December 31, 2009 was $3.1 million consisting primarily of net earnings of $286,000 increased by depreciation and amortization of $1.8 million, and stock compensation of $245,000, partially offset by a decrease in accrued contributions of $764,000 due to our decision not to fund our ESOP with a contribution of company stock as previously anticipated. Further, other operating activities that increased cash flow were a decrease in refundable income taxes of $1.3 million and an increase in accounts payable of $717,000, partially offset by an increase in accounts receivable of approximately $1.3 million.

Net cash used in investing activities for the year ended December 31, 2009 of $80,000 was for the purchase of property and equipment.

Net cash used in financing activities for the year ended December 31, 2009 was $3.3 million. This is primarily attributable to a decrease in notes payable of $3.6 million through payment of principal, partially offset by proceeds from the sale of $300,000 in Series C Preferred Stock to our Chief Executive Officer.

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

Net cash used in investing activities for the year ended December 31, 2008 of $732,000 was primarily for the acquisition of MyStockFund Securities, Inc. and the purchase of property and equipment offset by the receipt of approximately $303,000 from the sale of trademarks and domain assets.

Net cash used in financing activities for the year ended December 31, 2008 was $1.4 million. This was primarily attributable to a decrease in notes payable through payment of principal.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the

Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer (our principal executive officer and principal financial officer) and the Chairman of the Audit Committee of our Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

As required by the Exchange Act, our management, including the Chief Executive Officer (our principal executive officer and principal financial officer), conducted an evaluation as of December 31, 2009, of the effectiveness of our “disclosure controls and procedures” as defined in the Exchange Act. Based on that evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer), concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with and within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer) assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management made this assessment in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, management concluded that there are no material weaknesses in our internal control over financial reporting and that, accordingly, the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to the information in our Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009, included under the captions: (i) “Proposal 1: Election of Directors,” as it relates to members of our Board, (ii) “Corporate Governance,” as it relates to our Audit Committee and our Audit Committee Financial Expert, and as it relates to any changes to procedures by which our shareholders may recommend nominees to our Board, (iii) “Executive Officers,” as it relates to our executive officers, and (iv) “Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics on July 10, 2006 that applies to all directors, officers, and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer and other senior executive officers, as required by applicable SEC rules and NYSE Amex listing standards. A copy of the Code of Business Conduct and Ethics is posted on the Investor Relations section of our website located at www.banks.com. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request to Mark A. Schwerin, Secretary, c/o Banks.com, Inc., 222 Kearny Street, Suite 550, San Francisco, California 94108. We intend to timely disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer and other senior executive officers on the Investor Relations section of our website located at www.banks.com.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information in our Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009, included under the caption “Executive and Director Compensation” as it relates to compensation of our executive officers and directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the information in our Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009, included under the captions: (i) “Security Ownership of Certain Beneficial Owners and Management” as it relates to security ownership of certain beneficial owners and management and (ii) “Securities Authorized for Issuance Under Equity Compensation Plans” as it relates to our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information in our Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009, included under the captions: (i) “Certain Relationships and Related Transactions” as it relates to related party transactions and (ii) “Corporate Governance” as it relates to director independence.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information in our Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009, included under the caption “Audit and Non-Audit Fees.”

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

Dated: March 31, 2010

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

/S/ DANIEL M. O’DONNELL Daniel M. O’Donnell, President and Chief Executive Officer; Chairman of the Board (Principal Executive Officer, Principal Financial and Accounting Officer)	March 31, 2010

/S/ FRANK J. MCPARTLAND Frank J. McPartland, Vice Chairman of the Board	March 31, 2010

/S/ LAWRENCE J. GIBSON Lawrence J. Gibson, Director	March 31, 2010

/S/ CHARLES K. DARGAN II Charles K. Dargan II, Director	March 31, 2010

/S/ STEVEN L. ERNST Steven L. Ernst, Chief Technology Officer and Director	March 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Banks.com, Inc.

San Francisco, California:

We have audited the accompanying consolidated balance sheets of Banks.com, Inc. and Subsidiaries (the “Company”) at December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 31, 2010

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	At December 31,
	2009	2008
Assets
Current assets:
Cash	$176	479
Accounts receivable	2,019	747
Prepaid expenses and other	285	253
Refundable income taxes	—	1,331
Deferred income taxes	125	78

Total current assets	2,605	2,888
Property and equipment, net	674	1,065
Debt issuance costs, net	176	493
Patents and trademarks, net	27	31
Domains, net	10,902	11,937
Other intangible assets, net	750	998
Other assets	5	125
Deferred income taxes	764	789

Total	$15,903	18,326

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,261	544
Accrued liabilities	667	532
Accrued contributions	—	764
Deferred revenue	107	4
Notes payable, net of discount	2,128	5,517

Total current liabilities	4,163	7,361

Total liabilities	4,163	7,361

Economic dependence, contingencies and commitments (Notes 2, 4, 6 and 15) Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 and no shares issued and outstanding	3	—
Common stock, $.001 par value; 125,000,000 shares authorized, 26,113,651 and 25,438,651, shares issued and outstanding	26	25
Additional paid-in capital	10,831	10,316
Retained earnings	880	624

Total stockholders’ equity	11,740	10,965

Total	$15,903	18,326

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2009	2008
Revenues	$11,475	11,054
Cost of revenues	4,279	4,980

Gross profit	7,196	6,074

Operating expenses:
Sales and marketing expense	884	1,145
General and administrative expense	4,592	8,802

Total operating expenses	5,476	9,947

Earnings (loss) from operations	1,720	(3,873)
Other (loss) gain	(42)	90
Interest expense	1,112	1,157

Earnings (loss) before income taxes	566	(4,940)
Income taxes (benefit)	280	(1,405)

Net earnings (loss)	286	(3,535)
Preferred stock dividends	(30)	—

Net earnings (loss) available to common stockholders	$256	(3,535)

Earnings (loss) per common share available to common stockholders:
Basic	$.01	(.14)

Diluted	$.01	(.14)

Weighted-average common shares outstanding:
Basic	25,966,733	25,490,762

Diluted	27,227,262	25,490,762

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2009 and 2008

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	24,971,706	$25	9,462	4,159	13,646
Cash received from 2007 exercise of common stock options	—	—	—	—	2	—	2
Common stock issued for acquisitions	—	—	358,226	—	419	—	419
Common stock issued for services	—	—	108,719	—	50	—	50
Common stock issued to officer for 2007 compensation	—	—	150,000	—	—	—	—
Retirement of 150,000 shares of common stock	—	—	(150,000)	—	—	—	—
Costs associated with 2009 issuance of preferred stock	—	—	—	—	(71)	—	(71)
Stock compensation	—	—	—	—	454	—	454
Net loss	—	—	—	—	—	(3,535)	(3,535)

Balance at December 31, 2008	—	$—	25,438,651	$25	10,316	624	10,965
Preferred stock Series C issued	3,000,000	3	—	—	297	—	300
Costs associated with issuance of preferred stock	—	—	—	—	(26)	—	(26)
Preferred stock dividends	—	—	—	—	—	(30)	(30)
Common stock issued to directors in connection with option exchange program	—	—	525,000	1	36	—	37
Common stock issued to directors for services	—	—	150,000	—	31	—	31
Stock compensation	—	—	—	—	177	—	177
Net earnings	—	—	—	—	—	286	286

Balance at December 31, 2009	3,000,000	$3	26,113,651	$26	10,831	880	11,740

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$286	(3,535)
Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	471	475
Amortization of domains and other	1,287	1,334
Amortization of debt issuance costs	513	268
Deferred income tax benefit	(22)	(464)
Stock compensation expense	245	504
Goodwill impairment	—	573
Gain on sale of trademarks and domains	—	(83)
(Increase) decrease in accounts receivable	(1,272)	1,956
(Increase) decrease in prepaid expenses and other	(32)	31
Decrease (increase) in refundable income taxes	1,331	(1,048)
Increase (decrease) in accounts payable	717	(111)
Increase (decrease) in accrued liabilities	135	(386)
(Decrease) increase in accrued contributions	(764)	764
Increase in deferred revenue	103	2
Decrease in other assets	120	154
Other	—	(131)

Net cash provided by operating activities	3,118	303

Cash flows from investing activities:
Purchase of property and equipment	(80)	(216)
Proceeds from sale of trademarks	—	90
Proceeds from sale of domains	—	213
Cash paid for acquisitions	—	(819)

Net cash used in investing activities	(80)	(732)

Cash flows from financing activities:
Proceeds from sale of preferred stock	300	—
Preferred stock issuance costs	(26)	(71)
Preferred stock dividends	(30)	—
Debt issuance costs	(32)	(86)
Net decrease in notes payable	(3,553)	(1,237)
Exercise of common stock options	—	2

Net cash used in financing activities	(3,341)	(1,392)

Net decrease in cash	(303)	(1,821)
Cash at beginning of year	479	2,300

Cash at end of year	$176	479

Supplemental disclosure of cash flow information:
Cash paid during the year for— Interest	$665	929

Income taxes	$14	107

See accompanying Notes to Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2009 and 2008 and for the Years Then Ended

(1) Business and Organization

Description of Business. The accompanying consolidated financial statements include the accounts of Banks.com, Inc. (the “Parent”) and its wholly-owned subsidiaries which, as of December 31, 2009, consisted of InterSearch Corporate Services, Inc. (“ICS”), Dotted Ventures, Inc. (“Dotted”), MyStockFund Securities, Inc. (“MyStockFund”), Walnut Ventures, Inc. (“Walnut”), La Jolla Internet Properties, Inc. (“La Jolla”), Overseas Internet Properties, Inc. (“Overseas”), and Internet Revenue Services, Inc. (“IRS”), collectively, the “Company”. Walnut, La Jolla, IRS, and Overseas were merged in to the Parent on December 31, 2009.

ICS is engaged principally in the business of providing highly skilled Internet and technology consultants.

Dotted owns an ICANN accredited domain Registrar business.

MyStockFund is an online broker-dealer that offers an array of financial products and services.

Walnut historically operated in the pay-per-click search engine and Internet advertising industries, and was merged in to the Parent on December 31, 2009.

La Jolla historically operated in the pay-per-click search engine and Internet advertising industries, and was merged in to the Parent on December 31, 2009.

Overseas historically operated primarily in the international pay-per-click search engine and Internet advertising industries, and was merged in to the Parent on December 31, 2009.

IRS historically owned and maintained a large portion of the Internet domain portfolio that operates in the direct navigation market, including.irs.com, and was merged in to the Parent on December 31, 2009.

The Parent is a Florida corporation organized in 1994. The Company operates an Internet media property that provides targeted online advertising opportunities in the financial services sector. The Company intends to continue building a cohesive business around its flagship domain property, banks.com. Through this web property, the Company provides access to current financial content, including financial news, business articles, interest-rate tables, stock quotes, stock tracking and financial calculators. The Company also provides users access to online financial services including: tax preparation and stock brokerage. The Company believes that focusing its content and services in the high-traffic financial services vertical will allow it to provide its advertisers operating in that vertical access to highly relevant traffic. In addition to banks.com, the Company operates other proprietary websites including look.com and searchexplorer.com. The Company generates revenue on these sites primarily via traffic generation and search engine marketing efforts.

(2) Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include the accounts of Banks.com, Inc. and its wholly-owned subsidiaries (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheets as of December 31, 2009 and 2008, the consolidated statements of operations for the years ended December 31, 2009 and 2008, the consolidated statements of stockholders’ equity for the years ended December 31, 2009 and 2008, and the consolidated statements of cash flows for the years ended December 31, 2009 and 2008, have been prepared by the Company, with an audit and in accordance with the instructions to Form 10-K and Regulation S-K. In the opinion of the Company’s management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s management believes that the disclosures provided are adequate to make the information presented not misleading.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(2) Summary of Significant Accounting Policies, Continued

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition. Pay-for-performance search results are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on a search result. Revenues derived from consulting services are recorded on a gross basis as services are performed and associated costs have been incurred using employees or independent contractors of the Company. The Company has agreements with various entities, networks of Web properties that have integrated the Company’s search service into their sites, to provide pay-for-performance search results. The Company pays these entities based on click-throughs on these listings. In accordance with GAAP, the revenue derived from pay-for-performance search results related to traffic supplied by these entities is reported gross of the payment to these entities. This revenue is reported gross primarily due to the fact that the Company is the primary obligor to the customers of the pay-for-performance search services.

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

Accounts Receivable and Allowance for Uncollectible Receivables. Accounts receivable are recorded at invoiced amount and do not bear interest. An allowance for uncollectible accounts receivable is recorded based on a combination of write-off history, aging analysis and any specific known troubled accounts. At December 31, 2009 and 2008 no allowance was necessary due to subsequent collection of substantially all accounts receivable.

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

Internet Domains. Internet domains, or URLs, are stated at cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets. The Internet domain assets are reviewed for impairment in accordance with GAAP. Based on the impairment

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(2) Summary of Significant Accounting Policies, Continued

tests performed there was no impairment of Internet domains during the years ended December 31, 2009 or 2008. However, there can be no assurance that future Internet domain impairment tests will not result in a charge to operations.

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

Warrant Liability. Warrant liability was presented in accordance with GAAP which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. A contract designated as an asset or a liability must be carried at fair market value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. The Company reviews the classification of its contracts at each balance sheet date. There were no such contracts at December 31, 2009 or 2008.

Income Taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income taxes result from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2009, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements. The Company recognizes interest and penalties on income taxes as a component of income taxes.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(2) Summary of Significant Accounting Policies, Continued

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

Earnings Per Share. Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share for the year ended December 31, 2009 were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method, plus the effect of outstanding convertible preferred stock using the if converted method. Outstanding stock options and warrants are not considered dilutive securities for the year ended December 31, 2008 due to the net loss incurred by the company. Earnings per common share have been computed based on the following:

	Year Ended December 31,
	2009			2008
	Net Earnings	Weighted- Average Shares	Per Share Amount	Net Loss	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except per share amounts)
Basic:
Net earnings (loss)	$286	25,966,733	$0.01	$(3,535)	25,490,762	$(0.14)
Less: preferred stock dividends	$(30)			—

Net earnings (loss) available to common stockholders	$256	25,966,733	$0.01	$(3,535)	25,490,762	$(0.14)
Effect of dilutive securities:
Assumed conversion of preferred stock	$30	1,000,000		—	—
Incremental shares from assumed conversion of options		260,529			—
Incremental shares from assumed conversion of warrants		—			—

Diluted:
Net earnings (loss) available to common stockholders and assumed conversions	$286	27,227,262	$0.01	$(3,535)	25,490,762	$(0.14)

For the year ended December 31, 2009, a total of 830,000 outstanding options with exercise prices ranging from $0.21 to $2.51 were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price. These options have expiration dates that range from 2014 to 2019. Also due to the exercise price exceeding the average market price, all outstanding warrants were excluded from the calculation of earnings per share for the year ended December 31, 2009, for a total 6,327,435 outstanding warrants, with exercise prices ranging from $0.80 to $1.60, and expiration dates that range from 2010 to 2011. All outstanding options and warrants were antidilutive for 2008 because of the Company’s loss position and were therefore excluded from the EPS calculation.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(2) Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments. The Company had the following financial instruments at December 31, 2009: cash, accounts receivable, accrued liabilities, accounts payable, and notes payable. The carrying value of the cash, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of the financial instruments or their short-term nature. The fair value of notes payable is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowings. The fair value of notes payable was approximately $2,210,000 and $5,763,000 at December 31, 2009 and 2008, respectively.

Software Developed for Internal Use. The Company capitalizes costs of software, consulting services, hardware, interest and payroll-related costs incurred to purchase or develop internal-use software. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

Contingencies. The Company is currently involved in the legal proceedings described below. In addition, the company is subject to other routine litigation arising in the normal course of business from time to time.

On November 5, 2009, the Company filed a lawsuit in the Superior Court of the State of California for the County of San Francisco against Robert Hoult, Dale Giessman and ProStream Media and filed an arbitration claim in San Francisco, California under the Commercial Rules of the American Arbitration Association against Andrew Keery alleging: (1) breach of contract, (2) breach of fiduciary duty and duty of loyalty to the Company, (3) violation of California’s Uniform Trade Secrets Act, (4) trade dress infringement, and (5) violation of California’s unfair competition law. Messrs. Hoult and Keery are former executive officers of the Company. On December 29, 2009, Robert Hoult, Dale Giessman and ProStream Media filed a Notice of Removal to remove the above mentioned case from the Superior Court of the State of California for the County of San Francisco to the United States District Court, Northern District of California. The Company is seeking unspecified damages, including consequential and punitive damages, and has filed a motion with the court for preliminary and permanent injunctive relief to enjoin the defendants from, among other things (1) continuing to improperly use the Company’s trade secrets and confidential and proprietary information and (2) contacting or soliciting any of the Company’s customers or employees. A hearing date for the motion for preliminary injunction has not yet been set by the Court or the American Arbitration Association. The Company has engaged in settlement discussions with Hoult, Giessman and Keery which have been unsuccessful. Currently, all settlement discussions have ceased and the Company intends to vigorously pursue the claims set forth above.

On March 9, 2010, Robert Hoult filed a putative Verified Shareholder Derivative Complaint (the “Derivative Complaint”) in the Superior Court for the State of California for the County of San Francisco against the Company’s five current directors, as defendants, and against the Company, as a nominal defendant. The putative Derivative Complaint asserts state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets against the individual defendants principally in connection with the operation of the Company’s search engine marketing services and the terms and conditions of certain transactions between the Company and certain of its current and former officers and directors, among other allegations. The plaintiff alleges that certain of the individual defendants caused the Company to engage in click fraud and untargeted traffic resulting in advertisers paying for unwanted clicks on their advertisements. The plaintiff further alleges that these actions ultimately led to loss of revenues from two of the Company’s former advertising network partners. The plaintiff also alleges that the defendants were parties to or approved

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(2) Summary of Significant Accounting Policies, Continued

transactions with the Company that failed to provide the Company with reasonable value. The plaintiff purports to seek an unspecified amount of damages, together with other relief, on behalf of the Company and against the individual defendants. Prior to filing the putative Derivative Complaint, the plaintiff requested that the Company assert certain of such claims against the individual defendants. The Company intends to contest, among other things, the standing of the plaintiff to prosecute the purported claims in the Company’s name. At this time, the Company cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s financial statements.

Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe the results of such litigation would have a material adverse effect on the Company’s business, financial condition or results of operations.

Recent Accounting Pronouncements. In 2009, the FASB Accounting Standards Codification (“ASC”) became the single source of authoritative GAAP in the United States of America recognized by the Financial Accounting Standards Board (“FASB”) to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants. The ASC superseded all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC is nonauthoritative. The Company’s policies were not affected by the conversion to ASC.

In 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS No. 167”) (This SFAS was incorporated into the ASC on January 1, 2010.) on how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The standard requires additional disclosures about reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The standard was effective January 1, 2010 and had no impact on the Company’s consolidated financial statements.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(3) Merger and Acquisitions

On September 29, 2005, the Company acquired the Internet domain asset www.irs.com from DotCom Corporation. The acquisition of www.irs.com was accounted for as a purchase transaction and, in accordance with generally accepted accounting principles, the total purchase price of $12,909,000 including acquisition costs of $1,759,000 was allocated to a specifically identifiable intangible asset, which consisted of www.irs.com, as determined by an external appraisal. The asset is amortized using the straight-line method over an estimated useful life of 15 years. The Company also purchased certain Internet domains from various entities totaling $818,000 and $1,626,000 during the years ended December 31, 2007 and 2006, respectively. In 2008, the Company sold certain Internet domains with original purchase prices totaling $279,000. The remaining domains are being amortized over the estimated useful lives ranging from 5 to 15 years. Approximate future amortization expense for the five fiscal years subsequent to December 31, 2009 is as follows (in thousands):

Year Ended December 31,	Amount
2010	1,036
2011	1,033
2012	1,030
2013	1,030
2014	1,030

On January 10, 2008 the Company completed the purchase of substantially all the assets of Online Investments, Inc., including all the issued and outstanding shares of MyStockFund Securities, Inc. The purchase price consisted of $755,000 in cash plus 358,226 shares of common stock, valued at $419,000, subject to certain adjustments as defined in the agreement. MyStockFund.com is an online broker-dealer that offers an array of financial products and services. The customer relationships acquired resulted in an intangible asset that was determined by an external appraisal. The Company tests customer relationships and other intangible assets for impairment on at least an annual basis. Customer relationships and other intangibles are being amortized over a period of five years. Approximate future amortization expense for the remaining amortization subsequent to December 31, 2009 is as follows:

Year Ending December 31,	Amount
2010	248
2011	248
2012	248
2013	6

(4) Economic Dependence, Accounts Receivable and Concentration of Risk

A substantial portion of the Company’s revenues were historically generated under three contracts with two advertising network partners. The Company displays search results generated by the partners on behalf of the Company. Revenues generated in connection with these partners during the year ended December 31, 2008 totaled $2,723,000. The contracts with these advertising network partners expired on March 1, June 1, and December 31, 2008. The expiration of these contracts has adversely impacted the operations of the Company. A contractual relationship with a new advertising network partner, established in the fourth quarter of 2007, accounted for a substantial portion of the Company’s revenues during the year ended December 31, 2009 totaling $9,328,000, while generating revenues of $5,778,000 in 2008. Accounts receivable at December 31, 2009 and

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(4) Economic Dependence, Accounts Receivable and Concentration of Risk, Continued

2008, respectively, included $1,741,000 and $650,000 due from this advertising network partner. The Company is taking proactive measures to both expand this relationship and develop new partnerships with alternative providers of online search and advertising. In addition, the change in the Company’s business model to focus on a strategy of customer acquisition through proprietary financial products and services is expected to reduce the Company’s reliance on advertising network partners.

(5) Income Taxes

Income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008
Current:
Federal	$251	(1,025)
State	51	84

Total current	302	(941)

Deferred:
Federal	(40)	(88)
State	18	(376)

Total deferred	(22)	(464)

Total income taxes	$280	(1,405)

The reasons for the differences between the statutory Federal rate and the effective income tax rate are summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008
Income taxes at statutory Federal income tax rate	$192	(1,680)
Increase in rate resulting from:
State taxes, net of Federal income tax benefit	46	(193)
Stock compensation	43	191
Goodwill impairment	—	195
Settlement of tax audits	—	47
Other	(1)	35

Income taxes	$280	(1,405)

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(5) Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

	At December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$650	849
Domains	183	108
Accrued vacation	51	40
Accrued rent	15	22
Stock compensation	284	264
Other	2	2

Total deferred tax assets	1,185	1,285
Valuation allowance	(133)	(133)

	1,052	1,152

Deferred tax liabilities:
Office equipment	163	285

Total deferred tax liabilities	163	285

Net deferred tax asset	$889	867

The valuation allowance was established at the time of the acquisition of Banks.com, Inc. and relates to Florida tax net operating losses that management believes may not be utilized to offset future taxable income.

At December 31, 2009, the Company had Federal net operating loss carryforwards, which will expire as follows (in thousands):

At December 31, 2009
Tax Year	Federal
2019	$269
2020	441
2021	272
2022	40

$1,022

The Company also has Florida and California net operating loss carryforwards. The Florida net operating losses are approximately $2,417,000 and begin to expire in 2010. The California net operating losses are approximately $2,915,000 and will expire in 2028. The Federal and Florida net operating loss carryforwards are subject to an annual limitation of approximately $304,000 due to the ownership change of the Company.

The Company files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. Federal, state and local income tax examinations by taxing authorities for years before 2006.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(6) Property and Equipment

Property and equipment consists of the following (in thousands):

	At December 31,
	2009	2008
Office furniture and equipment	$131	131
Computer equipment	528	498
Computer software	1,723	1,674
Leasehold improvements	54	54

Total, at cost	2,436	2,357
Less accumulated depreciation and amortization	1,762	1,292

Property and equipment, net	$674	1,065

The Company has capitalized certain costs associated with software developed for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $434,000 of unamortized internally developed software costs at December 31, 2009. There were no interest costs capitalized during the year ended December 31, 2009 or 2008.

The Company leases its facilities under operating leases with initial terms ranging from one to five years. Certain leases provide for annual increases based on changes in the Consumer Price Index and for an allocable share of utilities, operating pass through and maintenance charges. The Company entered into a sublease agreement in 2009 to sublease approximately 4,911 square feet of the Company’s headquarters. The sublease commenced on February 1, 2009 and expires upon termination or expiration of the Company’s Master Lease. Rental expense was approximately $180,000, net of the sublease described above, for the year ended December 31, 2009 and $254,000 for the year ended December 31, 2008. Approximate future minimum rentals under the Company’s Master Lease are as follows (in thousands):

Year Ended December 31, 2009	Amount
2010	223
2011	59

$282

(7) Revolving Line of Credit

The Company had a $1,250,000 revolving line of credit with Silicon Valley Bank (“SVB”) which bore interest at prime plus .75 percent, and required the payment of a collateral handling fee up to .25% per month of financed receivables. This credit facility expired on October 30, 2008. There was no outstanding balance under this credit facility at December 31, 2009 or 2008.

In March, 2010, the Company reestablished a $2.5 million revolving line of credit with SVB for a term of one year, with interest at prime plus 2.5 to 3.25 percent, and required payments of a collateral handling fee up to 0.55% per month of financed receivables. This agreement was executed and effective on March 3, 2010 and

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(7) Revolving Line of Credit, Continued

initially funded on March 5, 2010. Under the terms of the Loan Agreement, SVB may advance funds to the Company to finance certain Eligible Accounts (as defined in the Loan Agreement). When SVB makes an advance, the Eligible Account becomes a Financed Receivable (as described in additional detail in the Loan Agreement). The aggregate face amount of all Financed Receivables outstanding at any time under the Loan Agreement may not exceed $3,125,000. As of March 5, 2010, SVB had advanced approximately $1,850,000 to the Company, which was used to pay the outstanding balance on the Company’s notes payable.

(8) Notes Payable

In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60 (the “Warrants”). The Warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which in aggregate totaled approximately $1.3 million consisting of debt issuance cost of $806,000 and debt discount of $483,000. The Company recorded original issue discount of $483,000, the combined fair value of the common stock and warrants issued, which was reflected as a reduction of the outstanding subordinated debt balance of $7 million. The debt issuance costs and debt discount are amortized over the term of the Notes, which mature on June 30, 2010, using the effective interest method. The Notes issued by the Company are secured by first lien on all assets of tax-related Internet domains, including irs.com, and a second lien on all other assets of the Company, which was originally subordinated to the lien on all other assets, of the Company’s senior lender. As of December 31, 2009, the Company had no senior lending arrangement, as its credit facility expired on October 30, 2008.

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

As of December 31, 2009, the Company is in compliance with all financial covenants relating to the Notes. However, while the Company has continuously remained current with respect to principal and interest payments on the Notes, the Company has not maintained compliance with the financial covenants at all times. The Company was not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio as of March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, and March 31, 2009. The Company obtained various waivers of its obligation to comply with these financial covenants from the note holders (the “Lenders”) during these periods of noncompliance, whereby the Lenders consented to and waived any event of default, including any default interest, by reason of noncompliance with these financial covenants. In satisfaction of a condition of one of these waivers, the Company and the Lenders

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(8) Notes Payable, Continued

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

At December 31, 2009, the remaining principal balance of the Notes was $2,209,900. The Company made extra principal payments in 2008 of approximately $350,000 in addition to the $303,000 proceeds from asset sales described above for a total of $653,000. In 2009, the Company made extra principal payments of approximately $1.9 million, including $611,000 per a waiver extension agreement with the Lenders, and approximately $1,330,000 that the Company received as a federal tax refund which was used to pay down the principal obligation under the Notes pursuant to the Waiver.

(9) Subsequent Events

In March, 2010, the Company reestablished a $2.5 million revolving line of credit with SVB for a term of one year, with interest at prime plus 2.5 to 3.25 percent, and required payments of a collateral handling fee up to 0.55% per month of financed receivables. This agreement was executed and effective on March 3, 2010 and initially funded on March 5, 2010. Under the terms of the Loan Agreement, SVB may advance funds to the Company to finance certain Eligible Accounts (as defined in the Loan Agreement). When SVB makes an advance, the Eligible Account becomes a Financed Receivable (as described in additional detail in the Loan Agreement). The aggregate face amount of all Financed Receivables outstanding at any time under the Loan Agreement may not exceed $3,125,000. On March 5, 2010, SVB advanced approximately $1,850,000 to the Company, which was used to pay the outstanding balance on the Company’s notes payable.

(10) Stock Compensation

The Company established the 2004 Equity Incentive Plan (“2004 Plan”) for employees and nonemployee directors of the Company and reserved 1,531,624 shares of common stock for the 2004 Plan. As of December 16, 2005, the Company’s board of directors terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (“2005 Plan”). This termination did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan. Any Company employee, director, officer, consultant or advisor is eligible to receive an award under the 2005 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 were transferred to the 2005 Plan. On December 16, 2005, the board of directors of the Company approved and adopted an amendment to the 2005 Plan, subject to approval by the holders of a majority of the common stock, which approval became effective on July 27, 2006. The amendment increases from 744,124 to 1,744,124, the number of shares of common stock available to be granted under the 2005 Plan. On October 18, 2007, the board of directors approved an increase in the maximum number of shares of common stock reserved for issuance under the 2005 Plan to 2,544,124 shares of common stock, subject to approval by the holders of a majority of the common stock, which approval became effective on November 27, 2007. At December 31, 2009, 658,206 shares remained available for grant.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(10) Stock Compensation, Continued

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

A summary of the stock option activity in the Company’s equity incentive plans is as follows:

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,865,781	1.92
Granted	1,710,000	.51
Forfeited	(1,048,438)	1.68
Exercised	—	—

Outstanding at December 31, 2008	2,527,343	$1.06
Granted	50,000	.21
Forfeited	(380,312)	1.75
Canceled in exchange for common stock	(480,000)	1.58
Exercised	—	—

Outstanding at December 31, 2009	1,717,031	$0.74	7.92 years	$107,000

Exercisable at December 31, 2009	807,184	$0.96	7.30 years	$37,000

There were no stock options exercised, and no tax benefit recognized, in 2009 or 2008. At December 31, 2009, the Company had 909,847 unvested stock options outstanding and there was $686,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through October, 2012. The total fair value of shares vested and recognized as compensation expense was $245,000 and $454,000 for the years ended December 31, 2009 and 2008, respectively and the associated income tax benefit recognized was $20,000 and $79,000 for the years ended December 31, 2009 and 2008, respectively.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(10) Stock Compensation, Continued

The fair value of each option granted for the years ended December 31, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008
Risk-free interest rate	4%	4% – 4.75%
Dividend yield	—	—
Expected volatility	167%	71 – 124%
Expected life in years	5.75	5.5 – 6.25
Grant-date fair value of options issued during the year	$10,000	$601,000

Per share value of options at grant date	$0.20	$0.09 – $ 0.79

The Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance issued by the SEC to determine the estimated life of stock options. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility. The risk-free rate is based on the U.S. Treasury Strips with similar expected lives at the time of grant. The dividend yield is based on the Company’s history and expectation of dividend payments.

On February 14, 2008, the board of directors approved, based on the recommendation of the compensation committee of the board, the issuance of 150,000 shares of common stock of the Company to the Chief Financial Officer of the Company in consideration for his significant contributions to the Company during 2007. In connection with the issuance of these shares, two executive officers also transferred an aggregate of 150,000 shares of Company common stock beneficially owned by them to the Chief Financial Officer. These items were recorded at fair market value as stock compensation and additional paid in capital. The amount of compensation expense recognized in connection with this transaction totaled $306,000 in 2007. On October 15, 2008, when the Company’s Chief Financial Officer resigned his employment with the Company, the aforementioned transactions were canceled in accordance with restrictions contained in the related stock award and stock transfer agreements. Therefore, the shares of common stock that had been issued by the Company were returned to the Company, the shares that had been transferred to the Chief Financial Officer by two executive officers were returned to the respective executive officers.

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

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(11) Warrants

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

The Company also issued a warrant to purchase 625,000 shares of Company common stock for services rendered by placement agents in connection with the sale of common stock. The warrant is exercisable at $.80 per share and expires September 29, 2010. The fair value of the warrant was estimated at $100,000 and was presented as common stock offering costs and additional paid-in capital in the consolidated financial statements. In addition, the original placement agents received a warrant to purchase 39,063 shares of Company common stock for services rendered in connection with the sale of common stock. The warrant is exercisable at $1.60 per share and expires on October 6, 2010. The fair value of the warrant was estimated at $12,000 and was presented as common stock offering costs and additional paid-in capital in the consolidated financial statements Furthermore, the original placement agents will receive warrants to purchase shares of Company common stock exercisable at $1.20 per share and expiring September 2010 on future Barron Partners, L.P. warrant exercises at a rate of .1 share for each share purchased by Barron Partners, L.P. The amount of share options issued in connection with this arrangement as of December 31, 2009 was 102,734.

As of December 31, 2009, Barron Partners, L.P. has exercised portions of outstanding warrants to purchase 1,028,034 shares of the Company’s common stock at an exercise price of $1.20 per share or an aggregate of $1,233,641. In addition, as a result of these transactions, the original placement agents that facilitated the Barron Partners investment received $123,364 and additional warrants to purchase 102,734 shares of Company common stock exercisable at $1.20 per share and expiring September 2010. Using the Black-Scholes option-pricing model, assuming that the risk-free rate was 3.375% to 5.11%, there would be no dividends paid by the Company, the expected life was 2.5 years and 27% to 49% stock volatility the fair values were determined to be $92,000 in total. These items were accounted for as a reduction of the proceeds from the warrant exercise.

As of December 31, 2009, affiliates of the original placement agents that facilitated the Barron Partners investment have exercised portions of outstanding warrants to purchase 125,187 and 13,141 shares of the Company’s common stock, at exercise prices of $0.80 per share and $1.20 per share, respectively, or an aggregate of $115,919.

On July 21, 2006, as part of the debt financing described in Note 8, the Company issued a warrant to purchase 477,000 shares of the Company common stock to the note investors. The warrant is exercisable at $1.60 per share

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(11) Warrants, Continued

and expires July 20, 2011. Using the Black-Scholes option pricing model, assuming that the risk-free rate was 5.11%, there would be no dividends paid by the Company, the expected life was 2.5 years and 27% stock volatility the fair value was determined to be $171,000. This item was accounted for as an original issue discount on the notes payable.

The following table summarizes information about common stock warrants outstanding for the periods indicated:

	Warrants Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2007	6,327,435	$1.20
Granted	—	—
Exercised	—	—

Outstanding at December 31, 2008	6,327,435	$1.20
Granted	—	—
Exercised	—	—

Outstanding at December 31, 2009	6,327,435	$1.20

At December 31, 2009, outstanding warrants to purchase the Company’s common stock were as follows:

Number of Common Stock Warrants	Exercise Price	Expiration Date
39,063	$1.60	October 7, 2010
477,000	$1.60	July 20, 2011
5,311,559	$1.20	September 29, 2010
499,813	$0.80	September 29, 2010

6,327,435

(12) Preferred Stock

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

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(13) Employee Benefit Plans

On July 1, 2005, the Company established a 401(k) deferred contribution plan covering all employees who have attained age 21 and meet certain eligibility requirements. As established, the Company could make discretionary contributions to the plan. Effective January 1, 2007, the Company makes safe-harbor contributions matching up to 4.0% of an employee’s salary. Company contributions totaled approximately $72,000 and $109,000 in 2009 and 2008, respectively.

On January 1, 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to serve as a benefit to employees. Each year, at the discretion of the Board of Directors, the Company may make a contribution to the ESOP in Company stock or in cash. The Company had accrued an ESOP contribution of $764,000 based on applicable compensation for 2008 and contemplated funding the ESOP with a contribution of Company stock on or before September 15, 2009. However, due to current business conditions, the Company ultimately decided not to fund the ESOP, and therefore credited general and administrative expense for $764,000 in the quarter ended September 30, 2009. As of December 31, 2009, no shares have been allocated to the plan.

(14) Related Party Transactions

From January 2004 through August 2008, the Vice Chairman of the Board has provided consulting services to the Company through GP Strategic Ventures, Inc., of which he is the Chairman and CEO. Payments to this entity totaled $37,500 in the year ended December 31, 2008.

The Company earned revenues totaling $9,000 for the year ended December 31, 2008, from Legent Clearing, LLC for consulting services. There were no revenues earned from Legent Clearing, LLC for consulting services in 2009. There were no amounts due from Legent Clearing, LLC for these services included in accounts receivable as of December 31, 2008 or 2009. In addition, the Company’s broker-dealer subsidiary, MyStockFund, acquired in January of 2008, has an agreement with Legent Clearing whereby it receives revenues earned, net of costs, from Legent Clearing. Such revenues totaled $399,461 and $380,450 with associated costs of $180,962 and $179,276 in 2009 and 2008, respectively. Accounts receivable at December 31, 2009 and 2008 included $18,455 and $4,446, respectively, due from Legent Clearing to MyStockFund. The Vice Chairman of the Board served as the Chief Executive Officer until April 2008 and member of the Board of Directors until February 2008 for Legent Clearing Corporation.

On February 14, 2008, as discussed in Note 10, two executive officers of the Company gifted an aggregate of 150,000 shares of Company common stock beneficially owned by them to the Chief Financial Officer of the Company in consideration for his significant contributions to the Company during 2007. This item was recorded at fair value as stock compensation. The Chief Financial Officer resigned his employment with the Company on October 15, 2008 and returned the shares of the common stock to the respective executive officers as required by the related stock transfer agreements.

(15) Compliance Notice

On October 10, 2008, the Company received a letter from the NYSE Alternext US LLC, now known as the NYSE Amex (the “Exchange”) indicating that the Company was below certain of the Exchange’s continued listing standards. Specifically, the Company was not in compliance with Section 1003(a)(iv) of the Exchange’s

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2009 and 2008 and for the Years Then Ended

(15) Compliance Notice, Continued

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

The Company received notice from the Exchange on September 17, 2009 indicating that the Company had resolved the continued listing deficiency under Section 1003(a)(iv) of the Company Guide referenced in the Exchange’s letter dated October 10, 2008. In addition, the Exchange notified the Company of a continued listing deficiency under Section 1003(f)(v) of the Company Guide regarding the low selling price of the Company’s common stock, and granted the Company an extension until March 16, 2010 to regain compliance. Failure to regain compliance within the given timeframe may result in the Exchange initiating delisting proceedings against the Company. As of the date of this filing, the Company has not received any updates from the Exchange.

(continued)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Purchase Agreement by and among Banks.com, Inc., InterSearch Corporate Services, Inc., MyStockFund Securities, Inc., and Online Investments, Inc. effective as of November 29, 2007	Quarterly Report on Form 10-Q	001-33074	2.1	5/15/2008

2.2¿¿	Asset Purchase Agreement by and between Robert Fox and Lina Watson and Internet Revenue Services, Inc. dated September 15, 2006	Quarterly Report on Form 10-Q	001-33074	10.1	11/14/2008

3.1	Amended and Restated Articles of Incorporation, as amended	Amendment No. 1 to Annual Report on Form 10-K/A	001-33074	3.1	4/01/2009

3.2	Amended and Restated Bylaws	Registration Statement on Form SB-2, as amended	333-129937	3.2	11/23/2005

4.1	Form of Common Stock Certificate	Annual Report on Form 10KSB	001-33074	4.1	3/31/2008

4.2	Form of Common Stock Purchase Warrant	Registration Statement on Form SB-2, as amended	333-129937	4.3	11/23/2005

4.3	Registration Rights Agreement by and among Banks.com, Inc. and Baron Partners, L.P. dated September 26, 2005	Registration Statement on Form SB-2, as amended	333-129937	4.4	11/23/2005

4.4	Form of Common Stock Purchase Warrant issued to GunnAllen Financial, Inc. and Pacific Summit Securities	Registration Statement on Form SB-2, as amended	333-129937	4.6	1/26/2006

4.5	Investment Agreement between Banks.com, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.1	7/27/2006

4.6	First Amendment to Investment Agreement dated September 30, 2006	Annual Report on Form 10KSB	001-33074	4.6	3/30/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
4.7	Waiver, dated November 21, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P.	Amendment No. 1 to Annual Report on Form 10-K/A	001-33074	4.7	4/01/2009

4.8	First Amendment to Investment Agreement, dated January 6, 2009 and effective as of December 31, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P.	Amendment No. 1 to Current Report on Form 8-K/A	001-33074	10.1	4/27/2009

4.9	Extensions, dated May 11, 2009 and March 31, 2009, of Waiver dated November 21, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P., as amended	Quarterly Report on Form 10-Q	001-33074	4.3	5/14/2009

4.10	Promissory Notes issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.2	7/27/2006

4.11	Form of Common Stock Purchase Warrant issued to issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.3	7/27/2006

4.12	Registration Rights Agreement by and among Banks.com, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.4	7/27/2006

10.1	Silicon Valley Bank Loan and Security Agreement dated December 10, 2004, as amended	Annual Report on Form 10KSB	001-33074	10.1	3/30/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.2**	Banks.com, Inc. 2004 Equity Incentive Plan and form of agreements thereunder	Registration Statement on Form SB-2, as amended	333-129937	10.2	11/23/2005

10.3**	Amended and Restated Banks.com, Inc. 2005 Equity Incentive Plan and form of agreements thereunder, as amended	Current Report on Form 8-K	000-51776	10.1	11/30/2007

10.4**	Form of agreements for the Amended and Restated Banks.com, Inc. 2005 Equity Incentive Plan	Annual Report on Form 10KSB	001-33074	10.3	3/30/2007

10.5	Office Lease dated September 21, 2005 by and between HCV Pacific Investors V and Banks.com, Inc., as amended	Registration Statement on Form SB-2, as amended	333-129937	10.5	11/23/2005

10.6	Form of Non-compete Agreement issued to certain employees of Walnut Ventures	Registration Statement on Form SB-2, as amended	333-129937	10.11	11/23/2005

10.7**	Employment Agreement by and between Banks.com, Inc. and Daniel M. O’Donnell dated February 22, 2007	Quarterly Report on Form 10QSB	001-33074	10.1	5/14/2007

10.8**	Employment Agreement by and between Banks.com, Inc. and Gary W. Bogatay dated February 22, 2007	Quarterly Report on Form 10QSB	001-33074	10.2	5/14/2007

10.9**	Employment Agreement by and between Banks.com, Inc. and Andrew Keery dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.7	1/11/2006

10.10**	Employment Agreement by and between Banks.com, Inc. and Steven Ernst dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.8	1/11/2006

10.11**	Employment Agreement by and between Banks.com, Inc. and Robert Hoult dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.10	1/11/2006

10.12**	Employment Agreement by and between Banks.com, Inc. and Kimberly O’Donnell dated October 27, 2004	Quarterly Report on Form 10QSB	001-33074	10.3	5/14/2007

10.13**	Separation Agreement by and between Banks.com, Inc. and Andrew Keery dated October 24, 2007	Annual Report on Form 10KSB	001-33074	10.13	3/31/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.14	Amended and Restated Consulting Agreement between Banks.com, Inc. and GP Strategic Ventures dated January 9, 2006	Registration Statement on Form SB-2, as amended	333-129937	10.12	1/11/2006

10.15¿	Overture Search Services Order between Overture Services, Inc. and Walnut-Ventures, Inc. dated March 1, 2003, as amended	Registration Statement on Form SB-2, as amended	333-129937	10.14	2/7/2006

10.16	Ask Jeeves Advertising Services and Search Services Syndication Agreement dated May 24, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.15	2/7/2006

10.17	Stock Repurchase Agreement by and between Steven Ernst and Banks.com, Inc. dated May 18, 2007	Quarterly Report on Form 10QSB	001-33074	10.1	8/14/2007

10.18	Stock Repurchase Agreement by and between Robert Hoult and Banks.com, Inc. dated May 18, 2007	Quarterly Report on Form 10QSB	001-33074	10.2	8/14/2007

10.19	Stock Repurchase Agreement by and between Andrew Keery and Banks.com, Inc. dated May 18, 2007	Quarterly Report on Form 10QSB	001-33074	10.3	8/14/2007

10.20	Silicon Valley Bank Loan and Security Agreement, 7th Amendment	Quarterly Report on Form 10Q	001-33074	10.2	11/14/2008

10.21	Silicon Valley Bank Loan and Security Agreement, 8th Amendment	Quarterly Report on Form 10Q	001-33074	10.3	11/14/2008

10.22	Form of Subscription Agreement, dated January 6, 2009, between Banks.com, Inc. and Daniel O’Donnell and certain of his affiliates	Current Report on Form 8-K	001-33074	10.2	1/12/2009

10.23	Sublease Agreement, dated January 13, 2009, between Banks.com, Inc. and MuseGlobal, Inc.	Current Report on Form 8-K	001-33074	10.1	2/06/2009

10.24	Waiver, Consent and Voting Agreement, dated January 5, 2009, between Barron Partners LP and Banks.com, Inc.	Quarterly Report on Form 10-Q	001-33074	10.1	8/14/2009

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.25	Loan and Security Agreement, dated March 3, 2010, by and among Banks.com, Inc., InterSearch Corporate Services, Inc., Dotted Ventures, Inc., and Silicon Valley Bank					X

21.1	List of Subsidiaries					X

23.1	Consent of Independent Auditors					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

¿	Confidential treatment granted for portions of this exhibit.
¿¿	Confidential treatment for this exhibit expired on September 21, 2008, therefore, this exhibit was re-filed in its entirety. (The exhibit was originally filed on September 21, 2006).
**	Indicates management compensatory plan, contract or arrangement.