Form 10-Q
period 2010-03-31
Banks.com, Inc.
filed 2010-05-13
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $.001 par value per share	26,121,151 shares

BANKS.COM, INC. AND SUBSIDIARIES

BANKS.COM, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash	$200	$176
Accounts receivable	2,402	2,019
Prepaid expenses and other	292	285
Deferred income taxes	123	125

Total current assets	3,017	2,605
Property and equipment, net	571	674
Debt issuance costs, net	—	176
Patents and trademarks, net	13	27
Domains, net	10,642	10,902
Other intangible assets, net	688	750
Other assets	10	5
Deferred income taxes	743	764

Total assets	$15,684	$15,903

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,521	$1,261
Accrued liabilities	854	667
Deferred revenue	8	107
Revolving line of credit	1,211	—
Notes payable, net of discount	—	2,128

Total current liabilities	3,594	4,163

Total liabilities	3,594	4,163

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 and 3,000,000 shares issued and outstanding	3	3
Common stock, $.001 par value, 125,000,000 shares authorized, 26,113,651 and 26,113,651 shares issued and outstanding	26	26
Additional paid-in capital	10,891	10,831
Retained earnings	1,170	880

Total stockholders’ equity	12,090	11,740

Total liabilities and stockholders’ equity	$15,684	$15,903

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Revenues	$4,169	$2,856
Cost of revenues	1,499	781

Gross profit	2,670	2,075

Operating expenses:
Sales and marketing expense	360	189
General and administrative expense	1,463	1,439

Total operating expenses	1,823	1,628

Earnings from operations	847	447
Interest expense	319	310

Earnings before income tax expense	528	137
Income tax expense	231	56

Net earnings	297	81
Preferred stock dividends	7	7

Net earnings available to common stockholders	$290	$74

Earnings per common share available to common stockholders:
Basic	$.01	$—

Diluted	$.01	$—

Weighted average common shares outstanding:
Basic	26,113,651	25,619,484

Diluted	27,776,207	26,644,484

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2010 and 2009

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2008	—	$—	25,438,651	$25	$10,316	$624	$10,965
Preferred stock Series C issued (unaudited)	3,000,000	3	—	—	297	—	300
Costs associated with issuance of preferred stock (unaudited)	—	—	—	—	(46)	—	(46)
Preferred stock dividends (unaudited)	—	—	—	—	—	(7)	(7)
Common stock issued to directors in connection with option exchange program (unaudited)	—	—	525,000	1	36	—	37
Stock compensation (unaudited)	—	—	—	—	37	—	37
Net earnings (unaudited)	—	—	—	—	—	81	81

Balance at March 31, 2009 (unaudited)	3,000,000	$3	25,963,651	$26	$10,640	$698	$11,367

Balance at December 31, 2009	3,000,000	$3	26,113,651	$26	$10,831	$880	$11,740
Preferred stock dividends (unaudited)	—	—	—	—	—	(7)	(7)
Stock compensation (unaudited)	—	—	—	—	60	—	60
Net earnings (unaudited)	—	—	—	—	—	297	297

Balance at March 31, 2010 (unaudited)	3,000,000	$3	26,113,651	$26	$10,891	$1,170	$12,090

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$297	$81
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	113	119
Amortization of domains and other	336	321
Amortization of debt issuance costs	258	127
Deferred income taxes	23	53
Stock compensation expense	60	74
Increase in accounts receivable	(383)	(983)
Increase in prepaid expenses and other	(7)	(37)
Decrease in refundable income taxes	—	1,331
Increase in accounts payable	260	338
Increase (decrease) in accrued liabilities	187	(132)
Decrease in deferred revenue	(99)	—
Increase in other assets	(5)	—

Net cash provided by operating activities	1,040	1,292

Cash flows from investing activities:
Purchase of property and equipment	(10)	—

Net cash used in investing activities	(10)	—

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	300
Preferred stock issuance costs	—	(46)
Preferred stock dividends	(7)	(7)
Debt issuance costs	—	(29)
Net increase in revolving line of credit	1,211	—
Net decrease in notes payable	(2,210)	(1,680)

Net cash used in financing activities	(1,006)	(1,462)

Net increase (decrease) in cash	24	(170)
Cash at beginning of period	176	479

Cash at end of period	$200	$309

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$56	$193

Income taxes	$50	$9

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

(1) Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Banks.com, Inc. (“Banks.com”) and its wholly-owned subsidiaries which consist of InterSearch Corporate Services, Inc. (“ICS”), Dotted Ventures, Inc. (“Dotted”), and MyStockFund Securities, Inc. (“MyStockFund”), collectively, the “Company”.

Banks.com operates in the pay-per-click search engine and Internet advertising industries, and owns and maintains an Internet domain portfolio including www.irs.com, www.banks.com, and www.look.com.

ICS is engaged principally in the business of providing highly skilled Internet and technology focused consultants.

Dotted owns an ICANN accredited domain Registrar business.

MyStockFund is an online broker-dealer that offers an array of financial products and services with a focus on fractional share investing.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our business is highly seasonal and operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010, or for any other period. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

Management has evaluated events occurring subsequent to the balance sheet date through the financial statement issuance date for disclosure.

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

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

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

The Company had two equity incentive plans at March 31, 2010, the 2004 Equity Incentive Plan (“2004 Plan”), and the 2005 Equity Incentive Plan (“2005 Plan”), which replaced the 2004 Plan. The termination of the 2004 Plan did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan, but no shares will be available for grant under the 2004 Plan. At March 31, 2010, 238,206 shares remained available for grant under the 2005 Plan.

A summary of the stock option activity in the Company’s equity incentive plans is as follows:

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,717,031	$0.74
Granted	420,000	0.25
Forfeited	—	—
Exercised	—	—

Outstanding at March 31, 2010	2,137,031	$0.65	8.09 years	$367,000

Exercisable at March 31, 2010	908,591	$0.94	7.16 years	$121,000

At March 31, 2010, the Company had 1,228,440 unvested stock options outstanding and there was $663,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through January, 2014. The total fair value of shares vested and recognized as compensation expense was $60,000 for the three months ended March 31, 2010, compared to $37,000 for the same period in 2009. The associated income tax benefit recognized was $5,000 for the three months ended March 31, 2010, compared to $15,000 for the same period in 2009.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock Compensation, Continued. The fair value of each option granted for the three months ended March 31, 2010 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. There were no options granted during the three months ended March 31, 2009:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	5.13%	—
Expected dividend yield	—	—
Expected volatility	167%	—
Expected life in years	6.25	—
Grant-date fair value of options issued during the period	$102,000	$—

Per share value of options at grant date	$0.24	$—

On January 1, 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to serve as a benefit to employees. Each year, at the discretion of the Board of Directors, the Company may make a contribution to the ESOP in Company stock or in cash. The Company had accrued an ESOP contribution of $764,000 based on applicable compensation for 2008 and anticipated funding the ESOP with a contribution of Company stock on or before September 15, 2009. However, due to the prevailing business conditions at the time, the Company ultimately decided not to fund the ESOP, and therefore credited general and administrative expense for $764,000 in the quarter ended September 30, 2009. As of March 31, 2010, no shares have been allocated to the plan.

On February 4, 2009, the board of directors approved a stock option exchange program for non-employee directors whereby Company options previously granted could be exchanged for shares of Company common stock. On March 12, 2009, all non-employee directors exchanged an aggregate of 480,000 options for an aggregate of 525,000 shares of Company common stock. These items have been recorded at fair value as stock compensation and additional paid in capital. The amount of expense recognized in connection with this transaction totaled $37,000. The associated income tax benefit recognized was $15,000.

On June 4, 2009, following the Company’s 2009 annual meeting of shareholders and the election of directors for the ensuing year, the board of directors approved an award of an aggregate of 150,000 shares of Company common stock which was granted to non-employee directors on June 5, 2009. This item has been recorded at fair value as stock compensation and additional paid in capital. The amount of expense recognized in connection with this transaction totaled $31,000. The associated income tax benefit recognized was $12,000. Pursuant to our 2005 Equity Compensation Plan, on the day following our annual meeting of shareholders each year, each active non-employee director is eligible to receive an annual grant of options to purchase 45,000 shares of our Common Stock. However, each non-employee director elected to waive such non-qualified stock option award in 2009.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) Earnings Per Share

Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share for the three months ended March 31, 2010 and 2009 was computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method, plus the effect of outstanding convertible preferred stock using the if converted method. Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2010			2009
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Share	Per Shares Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net earnings	$297	26,113,651	$.01	$81	25,619,484	$—
Less: preferred stock dividends	(7)	—	—	(7)	—	—

Net earnings available to common stockholders	290	26,113,651.01		74	25,619,484	—
Effect of dilutive securities:
Assumed conversion of preferred stock	7	1,000,000	—	7	1,000,000	—
Incremental shares from assumed conversion of options	—	662,556	—	—	25,000	—

Diluted:
Net earnings available to common stockholders and assumed conversions	$297	27,776,207	$.01	$81	26,644,484	$—

At March 31, 2010 and 2009, a total of 730,000 and 1,012,031 outstanding options and 6,327,435 and 6,327,435 outstanding common stock warrants were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price for the three months ended March 31, 2010 and 2009, respectively.

(4) Warrants

At March 31, 2010, outstanding warrants to purchase the Company’s common stock were as follows:

Number of Common Stock Warrants	Exercise Price	Expiration Date
39,063	$1.60	October 7, 2010
477,000	$1.60	July 20, 2011
5,311,559	$1.20	September 29, 2010
499,813	$0.80	September 29, 2010

6,327,435

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(5) Preferred Stock

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

(6) Income Taxes

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

(7) Notes Payable

In July 2006, the Company completed the sale of 13.5% Senior Subordinated Notes in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60 (the “Warrants”). The Notes mature on June 30, 2010. The Notes issued by the Company were secured by first lien on all assets of tax-related Internet domains, including www.irs.com. On March 5, 2010, the Company paid off the outstanding balance of $1.9 million on the Notes with the proceeds of an advance through a new credit facility and cash on hand.

(8) Revolving Line of Credit

In March, 2010, the Company established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year. The interest rate applied when net cash is above $1 is prime plus 2.50%, while the applicable interest rate when net cash is below $1 is prime plus 3.25% with a 0.55% monthly collateral handling fee calculated daily. Net Cash is defined as the deposit, unrestricted cash and short-term investments at or through SVB less SVB debt. This agreement was executed and effective on March 3, 2010 and initially funded on March 5, 2010. Under the terms of the Loan Agreement, SVB may advance funds to the Company collateralized by certain receivables not to exceed $3,125,000. On March 5, 2010, SVB advanced approximately $1,850,000 to the Company, which was used to pay the outstanding balance on the Company’s Notes described in Note 7. The outstanding balance of the SVB credit facility was $1.2 million at March 31, 2010.

(9) Compliance Notice

On September 17, 2009, the NYSE Amex (the “Exchange”) notified the Company of a continued listing deficiency under Section 1003(f)(v) of the Exchange’s Company Guide (the “Company Guide”) regarding the low selling price of the Company’s common stock, and granted the Company an extension until March 16, 2010 to regain compliance. On April 14, 2010, the Exchange notified the Company that it has determined that, in accordance with Section 1009 of the Company Guide, the Company made a reasonable demonstration of its ability to regain compliance with Section 1003 (f)(v) of the Company Guide by the end of the revised plan period, which they have now determined to be no later than October 14, 2010. The Company will be subject to periodic review by the Exchange staff during this extension period. If the Company does not show progress, the Exchange will review the circumstances and may immediately commence delisting proceedings.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(10) Economic Dependence, Accounts Receivable and Concentration of Risk

A substantial portion of the Company’s revenues have historically been generated by a limited number of advertising network partners. The Company is paid when search results generated by these partners are clicked on one of the Company’s web properties. The expiration of one or more of these contracts has historically adversely impacted the operations of the Company. Our contractual relationship with InfoSpace, Inc., consummated in the fourth quarter of 2007, accounted for a substantial portion of the Company’s revenues during the periods ended March 31, 2010 and 2009 totaling $3,014,000 and $2,025,000, respectively. Accounts receivable at March 31, 2010 and December 31, 2009, respectively, included $1,909,000 and $1,741,000 due from this advertising network partner. The Company is taking proactive measures to both expand this relationship and develop new partnerships with alternative providers of online search and advertising. In addition, the change in the Company’s business model to diversify its strategy to include customer acquisition through offering financial products and services is expected to gradually reduce the Company’s reliance on advertising network partners.

(11) Contingencies

Litigation Against Former Officers. The Company is currently involved in the legal proceedings described below. In addition, the company is subject to other routine litigation arising in the normal course of business from time to time.

On November 5, 2009, the Company filed a lawsuit in the Superior Court of the State of California for the County of San Francisco against Robert Hoult, Dale Giessman, ProStream Media, and Moxiesearch, and filed an arbitration claim in San Francisco, California under the Commercial Rules of the American Arbitration Association against Andrew Keery alleging: (1) breach of contract, (2) breach of fiduciary duty and duty of loyalty to the Company, (3) violation of California’s Uniform Trade Secrets Act, (4) trade dress infringement, and (5) violation of California’s unfair competition law. Messrs. Hoult and Keery are former executive officers of the Company. On December 29, 2009, Robert Hoult, Dale Giessman and ProStream Media filed a Notice of Removal to remove the above mentioned case from the Superior Court of the State of California for the County of San Francisco to the United States District Court, Northern District of California. The complaints allege that, among other things, Hoult, Giessman and Keery improperly used the Company’s trade secrets and other confidential information in connection with the business of Prostream Media and the domain names Moxiesearch.com, and Winestore.com. The complaints further allege that Messrs. Hoult and Keery breached their fiduciary duty and duty of loyalty by improperly competing directly with the Company and injuring its financial performance.

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

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(11) Contingencies, Continued

Derivative Action. On March 9, 2010, Robert Hoult filed a putative Verified Shareholder Derivative Complaint (the “Derivative Complaint”) in the Superior Court for the State of California for the County of San Francisco against the Company’s five current directors, as defendants, and against the Company, as a nominal defendant. The putative Derivative Complaint asserts state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets against the individual defendants principally in connection with the operation of the Company’s search engine marketing services and the terms and conditions of certain transactions between the Company and certain of its current and former officers and directors, among other allegations. The plaintiff alleges that certain of the individual defendants caused the Company to engage in click fraud and untargeted traffic resulting in advertisers paying for unwanted clicks on their advertisements. The plaintiff further alleges that these actions ultimately led to loss of revenues from two of the Company’s former advertising network partners. The plaintiff also alleges that the defendants were parties to or approved transactions with the Company that failed to provide the Company with reasonable value. The plaintiff purports to seek an unspecified amount of damages, together with other relief, on behalf of the Company and against the individual defendants. Prior to filing the putative Derivative Complaint, the plaintiff requested that the Company assert certain of such claims against the individual defendants. The Company intends to contest, among other things, the standing of the plaintiff to prosecute the purported claims in the Company’s name. At this time, the Company cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s financial statements.

Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe the results of such litigation would have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. This section of this Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results may differ materially from the information contained in these forward-looking statements for many reasons, including those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”). The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

We depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. In October 2008, we entered into a distribution agreement with InfoSpace, Inc. to provide paid metasearch results from Google, Yahoo, Microsoft and Ask.com on banks.com. Our advertising network partner, InfoSpace, Inc., represented a substantial majority of our revenues for the quarters ended March 31, 2010 and 2009.

We continuously work to upgrade our traffic quality and conversion standards and algorithms, and as a result, we have modified the traffic sources that we use to advertise our sites to those who have shown consistently high conversion metrics. Although these actions generally result in an increase in the quality of traffic to our sites, our year over year results of operations may be adversely affected by the change in conversion standards. We have revised our strategy in an effort to mitigate our reliance on advertising network partners and are now primarily focused on the financial services vertical of online advertising through our network of financial sites including banks.com and irs.com. We expect that our revised strategy will increase our revenues through the sale of financial products and services such as online tax preparation and stock brokerage, and our direct advertiser base. Our new strategy should result in our gradually being less reliant on our advertising network partners.

NYSE Amex Listing

On September 17, 2009, the NYSE Amex (the “Exchange”) notified us of a continued listing deficiency under Section 1003(f)(v) of the Exchange’s Company Guide (the “Company Guide”) due to the low selling price of our common stock, and granted us an extension until March 16, 2010 to regain compliance. On April 14, 2010, the Exchange notified us that it has determined that, in accordance with Section 1009 of the Company Guide, we made a reasonable demonstration of our ability to regain compliance with Section 1003 (f)(v) of the Company Guide by the end of the revised plan period, which they have now determined to be no later than October 14, 2010. We will be subject to periodic review by the Exchange staff during this extension period. If we do not show progress, the Exchange will review the circumstances and may immediately commence delisting proceedings.

Quarterly Results May Fluctuate

Our quarterly results have fluctuated in the past and will continue to do so in the future due to our concentration in the online tax related business. Our reliance on revenues generated through our ownership of the Internet domain irs.com will continue to cause our revenues to be largely seasonal in nature, with peak revenues occurring during the U.S. tax filing season of January through April. Therefore, our first and second quarter results are not indicative of results for the entire fiscal year.

RESULTS OF OPERATIONS

The following table sets forth information for the three months ended March 31, 2010 and 2009 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (dollars in thousands).

	Three Months Ended March 31,
	2010		2009
Statements of Operations Data:
Revenues	$4,169	100%	$2,856	100%

Cost of revenues	1,499	36	781	27
Sales and marketing	360	9	189	7
General and administrative	1,463	35	1,439	50

Total expenses	3,322	80	2,409	84

Earnings from operations	847	20	447	16
Interest expense	319	7	310	11

Earnings before income tax expense	528	13	137	5
Income tax expense	231	6	56	2

Net earnings	297	7	81	3
Preferred stock dividends	7	—	7	—

Net earnings available to common stockholders	$290	7	$74	3

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. Revenue increased 46% to $4.2 million for the three months ended March 31, 2010, from $2.9 million for the same period in 2009. This is primarily attributable to an increase in tax related direct advertiser revenue, an increase in Internet marketing and incremental revenue from the launch of the InterSearch AdNet.

Cost of Revenue. Cost of revenue was $1.5 million for the three months ended March 31, 2010 compared to $781,000 for the same period in 2009. This 92% increase is primarily attributable to higher traffic acquisition cost resulting from an increase in Internet marketing, which also reduced gross margin.

Sales and Marketing. Sales and marketing expense increased to $360,000 for the three months ended March 31, 2010 from $189,000 for the same period in 2009. This increase of $171,000 is mainly attributable to an increase in sales commission expenses.

General and Administrative. General and administrative expenses increased $24,000 to $1.46 million for the three months ended March 31, 2010 from $1.44 million for the same period in 2009.

Interest Expense. Interest expense was $319,000 for the three months ended March 31, 2010 compared to $310,000 for the same period in 2009. This $9,000 increase is a result of the amortization of debt issuance costs being accelerated with the payoff of our Notes on March 5, 2010, which was partially offset by a decrease in interest payments due to lower principal balances in 2010.

Income Taxes. Income tax expense was $231,000, an effective tax rate of 44%, for the three months ended March 31, 2010 compared to $56,000, an effective tax rate of 41%, for the same period in 2009. This increase is primarily a result of having pretax earnings of $528,000 for the three months ended March 31, 2010 compared to pretax earnings of $137,000 for the same period in 2009. Any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, such as stock compensation.

Net Earnings. As a result of the foregoing, net earnings available to common stockholders for the three months ended March 31, 2010 was $290,000 or $.01 per basic and diluted share compared to net earnings of $74,000 or $.00 per basic and diluted share for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through internally generated funds and the use of our line of credit when available. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of March 31, 2010, we had $200,000 in cash compared to $176,000 at December 31, 2009. As of March 31, 2010, our current liabilities exceeded our current assets resulting in a working capital deficit of $577,000 compared to a working capital deficit of $1.6 million on December 31, 2009, which included amounts related to our Notes due June 30, 2010. Our working capital improved mainly due to the continued principal and interest payments on our debt which reduced our current liabilities.

Effective March 3, 2010, we established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year. Under the terms of the loan agreement with SVB (the “Loan Agreement”), SVB may advance funds to us to finance certain Eligible Accounts (as defined in the Loan Agreement). When SVB makes an advance, the Eligible Account becomes a Financed Receivable (as described in additional detail in the Loan Agreement). The aggregate face amount of all Financed Receivables outstanding at any time under the Loan Agreement may not exceed $3,125,000. The interest rate applied when net cash is above $1 is prime plus 2.50%, while the applicable interest rate when net cash is below $1 is prime plus 3.25% with a 0.55% monthly collateral handling fee calculated daily. Net Cash is defined as the deposit, unrestricted cash and short-term investments at or through SVB less SVB debt. On March 5, 2010, SVB advanced approximately $1,850,000 to us, which we used to pay the outstanding balance on our Notes. As of March 31, 2010, the outstanding balance of the SVB credit facility was approximately $1.2 million.

Although always current with respect to principal and interest payments on our Notes, we were not continuously in compliance with certain financial covenants contained in the investment agreement relating to the Notes (the “Investment Agreement”), which were measured on the last day of each fiscal quarter. On November 21, 2008, we and the Note holders (the “Lenders”) entered into a waiver (the “Waiver”) with respect to our noncompliance with certain financial covenants in the Investment Agreement for the period ended September 30, 2008. Pursuant to the Waiver, the Lenders consented to and waived any event of default, including any default interest, by reason of our noncompliance with the financial covenants set forth in the Investment Agreement (the “Events of Default”) for the fiscal quarters ended September 30, 2008, December 31, 2008, and March 31, 2009 (the “Waiver Period”). We regained compliance with all financial covenants relating to the Notes for the fiscal quarter ended June 30, 2009, and maintained compliance for all subsequent fiscal quarters.

Pursuant to the terms and conditions of the Waiver, we entered into an amendment to the Investment Agreement with the Lenders effective as of December 31, 2008, providing that, among other things, (1) we use the proceeds of any federal tax refund and any state tax refund (in excess of $5,000) to repay our obligations under the Notes, and (2) the maturity date of the Notes be changed to June 30, 2010. On March 20, 2009, we received a federal tax refund of approximately $1,330,000, all of which was used to pay down the principal obligation under the Notes pursuant to the Waiver. In satisfaction of an additional condition of the Waiver, on January 6, 2009, our Chief Executive Officer and certain of his affiliates agreed to purchase 3,000,000 shares of a new series of preferred stock of the Company designated as the Company’s “Series C Preferred Stock,” par value $.001 per share, for an aggregate purchase price of $300,000 or $0.10 per share. On March 5, 2010, we paid off the remaining $1.9 million due on our Notes primarily using funds drawn on our revolving line of credit with SVB.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We intend to use cash flow from operations and our revolving line of credit to fund anticipated levels of operations for the next 12 months.

In the comparisons below, net cash flows provided by operating activities primarily consist of net earnings adjusted for certain items such as depreciation and amortization, deferred income taxes and changes in working capital.

Cash Flows for the Three Months Ended March 31, 2010

Net cash provided by operating activities for the three months ended March 31, 2010 was $1.0 million consisting primarily of net earnings of $297,000, increased by depreciation and amortization of $449,000, and an increase in accounts payable of $260,000, partially offset by increase in accounts receivable of $383,000.

Net cash used in investing activities for the three months ended March 31, 2010 of $10,000 was for the purchase of computer hardware.

Net cash used in financing activities for the three months ended March 31, 2010 of $1.0 million was primarily attributable to a decrease in notes payable of $2.2 million resulting from the payoff of our Notes, partially offset by $1.2 million in net proceeds from an advance on our revolving line of credit.

Cash Flows for the Three Months Ended March 31, 2009

Net cash provided by operating activities for the three months ended March 31, 2009 was $1.3 million consisting primarily of net earnings of $81,000, increased by a tax refund of approximately $1.3 million, depreciation and amortization of $440,000, and stock compensation expense of $74,000, partially offset by an increase in accounts receivable of $983,000. This increase in accounts receivable was a result of increased revenue due to the seasonality of the U.S. tax filing season.

Net cash used in investing activities for the three months ended March 31, 2009 was $0.

Net cash used in financing activities for the three months ended March 31, 2009 of $1.5 million was primarily attributable to the repayment of our Notes of $1.7 million, partially offset by proceeds of $0.3 million from the sale of preferred stock.

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

Our significant accounting policies are discussed in Note 2 to our unaudited condensed consolidated financial statements appearing at the beginning of this quarterly report and are fully disclosed in our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer and principal financial officer), Daniel M. O’Donnell, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and, based on such evaluation, concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Litigation Against Former Officers—On November 5, 2009, we filed a lawsuit (case # CGC-09-494156) in the Superior Court of the State of California for the County of San Francisco against Robert Hoult, Dale Giessman, ProStream Media, and Moxiesearch, and filed an arbitration claim in San Francisco, California under the Commercial Rules of the American Arbitration Association against Andrew Keery alleging: (1) breach of contract, (2) breach of fiduciary duty and duty of loyalty to the Company, (3) violation of California’s Uniform Trade Secrets Act, (4) trade dress infringement, and (5) violation of California’s unfair competition law. Messrs. Hoult and Keery are former executive officers of the Company. On December 29, 2009, Robert Hoult, Dale Giessman and ProStream Media filed a Notice of Removal to remove the above mentioned case from the Superior Court of the State of California for the County of San Francisco to the United States District Court, Northern District of California (case # 3:09-cv-06039-WHA).

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

A court ordered mediation session has been set for June 2, 2010 and trial has been set for December 6, 2010 at 7:30AM Pacific Standard Time. At this time, we are unable to ascertain or predict with any certainty whether these proceedings will have a material positive or adverse effect on our business, financial condition or results of operations. Although the results of litigation and claims cannot be predicted with certainty, such proceedings can be costly and result in the diversion of management’s attention.

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

ITEM 1A – RISK FACTORS

In addition to the risk factors described below, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009 for a description of other risk factors relevant to our company, business, and industry, and ownership of our common stock.

If we are unable to regain compliance with certain of the NYSE Amex continued listing standards within the timeframe of the extension granted to us by the NYSE Amex, then our common stock could be subject to delisting.

On September 17, 2009 the NYSE Amex (the “Exchange”) notified us of a continued listing deficiency under Section 1003(f)(v) of the Exchange’s Company Guide (the “Company Guide”) due to the low selling price of our common stock, and granted us an extension until March 16, 2010 to regain compliance. On April 14, 2010, the Exchange notified us that it has determined that, in accordance with Section 1009 of the Company Guide, we made a reasonable demonstration of our ability to regain compliance with Section 1003 (f)(v) of the Company Guide by the end of the revised plan period, which they have now determined to be no later than October 14, 2010. We will be subject to periodic review by the Exchange staff during this extension period. If we do not show progress, the Exchange will review the circumstances and may immediately commence delisting proceedings.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Silicon Valley Bank Loan and Security Agreement, dated March 3, 2010, between us, Silicon Valley Bank (“SVB”), Corporate Consulting Services, Inc., and Dotted Ventures, Inc. prohibits us from paying any dividends or making any distribution or payment without the prior written consent of SVB. We must obtain prior written consent from SVB to redeem, retire or purchase any capital stock other than permitted distributions, which are: (a) purchases of capital stock from former employees, consultants and directors pursuant to repurchase agreements or other similar agreements in an aggregate amount not to exceed $100,000 in any fiscal year, provided that at the time of such purchase no event of default has occurred and is continuing; (b) distributions or dividends consisting solely of Borrower’s capital stock; (c) purchases of fractional shares of capital stock arising out of stock dividends, splits or combinations or business combinations.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – (Removed and Reserved.)

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

BANKS.COM, INC.

Date: May 13, 2010	By	/s/ DANIEL M. O’DONNELL
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)