Form 10-Q
period 2010-06-30
Banks.com, Inc.
filed 2010-08-16
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $.001 par value per share	26,321,151 shares

BANKS.COM, INC. AND SUBSIDIARIES

BANKS.COM, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash	$196	$176
Accounts receivable	1,461	2,019
Prepaid expenses and other	228	285
Deferred income taxes	122	125

Total current assets	2,007	2,605
Property and equipment, net	468	674
Debt issuance costs, net	—	176
Patents and trademarks, net	12	27
Domains, net	10,383	10,902
Other intangible assets, net	626	750
Other assets	15	5
Deferred income taxes	754	764

Total assets	$14,265	$15,903

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,158	$1,261
Accrued liabilities	491	637
Accrued dividends	45	30
Deferred revenue	18	107
Revolving line of credit	627	—
Notes payable, net of discount	—	2,128

Total current liabilities	2,339	4,163

Total liabilities	2,339	4,163

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 and 3,000,000 shares issued and outstanding	3	3
Common stock, $.001 par value, 125,000,000 shares authorized, 26,321,151 and 26,113,651 shares issued and outstanding	26	26
Additional paid-in capital	10,966	10,831
Retained earnings	931	880

Total stockholders’ equity	11,926	11,740

Total liabilities and stockholders’ equity	$14,265	$15,903

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$2,919	$3,029	$7,088	$5,885
Cost of revenues	1,324	1,123	2,823	1,904

Gross profit	1,595	1,906	4,265	3,981

Operating expenses:
Sales and marketing	282	183	642	372
General and administrative	1,655	1,318	3,118	2,757

Total operating expenses	1,937	1,501	3,760	3,129

(Loss) earnings from operations	(342)	405	505	852
Interest expense	30	397	349	707

(Loss) earnings before income tax expense (benefit)	(372)	8	156	145
Income tax expense (benefit)	(141)	24	90	80

Net (loss) earnings	(231)	(16)	66	65
Preferred stock dividends	8	8	15	15

Net (loss) earnings available to common stockholders	$(239)	$(24)	$51	$50

(Loss) earnings per common share available to common stockholders:
Basic	$(.01)	$—	$—	$—

Diluted	$(.01)	$—	$—	$—

Weighted-average common shares outstanding:
Basic	26,204,118	26,013,102	26,159,134	25,817,380

Diluted	26,204,118	26,013,102	27,958,849	26,998,631

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2010 and 2009

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2008	—	$—	25,438,651	$25	$10,316	$624	$10,965
Preferred stock Series C issued (unaudited)	3,000,000	3	—	—	297	—	300
Costs associated with issuance of preferred stock (unaudited)	—	—	—	—	(46)	—	(46)
Preferred stock dividends (unaudited)	—	—	—	—	—	(15)	(15)
Common stock issued to directors in connection with option exchange program (unaudited)	—	—	525,000	1	36	—	37
Common stock issued to directors for services (unaudited)	—	—	150,000	—	31	—	31
Stock-based compensation (unaudited)	—	—	—	—	82	—	82
Net earnings (unaudited)	—	—	—	—	—	65	65

Balance at June 30, 2009 (unaudited)	3,000,000	$3	26,113,651	$26	$10,716	$674	$11,419

Balance at December 31, 2009	3,000,000	$3	26,113,651	$26	$10,831	$880	$11,740
Preferred stock dividends (unaudited)	—	—	—	—	—	(15)	(15)
Exercise of common stock options (unaudited)	—	—	7,500	—	1	—	1
Common stock issued for services (unaudited)	—	—	50,000	—	25	—	25
Common stock issued to directors for services (unaudited)	—	—	150,000	—	54	—	54
Stock-based compensation (unaudited)	—	—	—	—	55	—	55
Net earnings (unaudited)	—	—	—	—	—	66	66

Balance at June 30, 2010 (unaudited)	3,000,000	$3	26,321,151	$26	$10,966	$931	$11,926

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$66	$65
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	219	239
Amortization of domains and other	657	644
Amortization of debt issuance costs	258	255
Deferred income taxes	13	73
Stock-based compensation expense	134	150
Decrease (increase) in accounts receivable	558	(956)
Decrease (increase) in prepaid expenses and other	57	(26)
Decrease in refundable income taxes	—	1,331
(Increase) decrease in other assets	(10)	125
(Decrease) increase in accounts payable	(103)	310
Decrease in accrued liabilities	(146)	(105)
Decrease in deferred revenue	(89)	—

Net cash provided by operating activities	1,614	2,105

Cash flows from investing activities:
Purchase of property and equipment	(12)	(58)

Net cash used in investing activities	(12)	(58)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	300
Preferred stock issuance costs	—	(46)
Exercise of common stock options	1	—
Debt issuance costs	—	(32)
Net increase in revolving line of credit	627	—
Net decrease in notes payable	(2,210)	(2,532)

Net cash used in financing activities	(1,582)	(2,310)

Net increase (decrease) in cash	20	(263)
Cash at beginning of period	176	479

Cash at end of period	$196	$216

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$85	$362

Income taxes	$300	$11

Noncash financing and investing activities:
Preferred stock dividends accrued	$15	$15

See accompanying Notes to Condensed Consolidated Financial Statements.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our business is highly seasonal and operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010, or for any other period. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

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

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition method, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value, and (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the estimated grant-date fair value.

The Company had two equity incentive plans at June 30, 2010, the 2004 Equity Incentive Plan (“2004 Plan”), and the 2005 Equity Incentive Plan (“2005 Plan”), which replaced the 2004 Plan. The termination of the 2004 Plan did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan, but no shares will be available for grant under the 2004 Plan. At June 30, 2010, 58,206 shares remained available for grant under the 2005 Plan.

A summary of the stock option activity in the Company’s equity incentive plans is as follows:

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,717,031	$0.74
Granted	420,000	0.25
Forfeited	(20,000)	0.25
Exercised	(7,500)	0.12

Outstanding at June 30, 2010	2,109,531	$0.65	7.82 years	$279,000

Exercisable at June 30, 2010	1,022,496	$0.91	7.02 years	$112,000

At June 30, 2010, the Company had 1,087,035 unvested stock options outstanding and there was $539,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through January, 2014. The total fair value of stock options vested and recognized as compensation expense was $55,000 for the six months ended June 30, 2010, compared to $82,000 for the same period in 2009. The associated income tax benefit recognized was $1,000 for the six months ended June 30, 2010 compared to $16,000 for the same period in 2009.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock-Based Compensation, Continued. The fair value of each option granted for the six months ended June 30, 2010 and the three and six months ended June 30, 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. There were no options granted during the three months ended June 30, 2010:

	Three Months Ended June 30,
	2010	2009
Risk-free interest rate	—	4%
Expected dividend yield	—	—
Expected volatility	—	167%
Expected life in years	—	5.75
Grant-date fair value of options issued during the period	$—	$10,000

Per share value of options at grant date	$—	$0.20

	Six Months Ended June 30,
	2010	2009
Risk-free interest rate	5.13%	4%
Expected dividend yield	—	—
Expected volatility	167%	167%
Expected life in years	6.25	5.75
Grant-date fair value of options issued during the period	$102,000	$10,000

Per share value of options at grant date	$0.24	$0.20

On January 1, 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to serve as a benefit to employees. Each year, at the discretion of the Board of Directors, the Company may make a contribution to the ESOP in Company stock or in cash. As of June 30, 2010, no shares have been allocated to the plan.

On February 4, 2009, the board of directors approved a stock option exchange program for non-employee directors whereby Company options previously granted could be exchanged for shares of Company common stock. On March 12, 2009, all non-employee directors exchanged an aggregate of 480,000 options for an aggregate of 525,000 shares of Company common stock. These items have been recorded at fair value as stock compensation and additional paid-in capital. The amount of expense recognized in connection with this transaction totaled $37,000. The associated income tax benefit recognized was $15,000.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

On June 4, 2009, following the Company’s 2009 annual meeting of shareholders and the election of directors for the ensuing year, the board of directors approved an award of an aggregate of 150,000 shares of Company common stock which was granted to non-employee directors on June 5, 2009. This item has been recorded at fair value as stock compensation and additional paid-in capital. The amount of expense recognized in connection with this transaction totaled $31,000. The associated income tax benefit recognized was $12,000. Pursuant to our 2005 Equity Compensation Plan, on the day following our annual meeting of shareholders each year, each active non-employee director is eligible to receive an annual grant of options to purchase 45,000 shares of our Common Stock. However, each non-employee director elected to waive such non-qualified stock option award in 2009.

On June 24, 2010, following the Company’s 2010 annual meeting of shareholders and the election of directors for the ensuing year, the board of directors approved an award of an aggregate of 150,000 shares of Company common stock which was granted to non-employee directors on June 25, 2010. This item has been recorded at fair value as stock compensation and additional paid-in capital. The amount of expense recognized in connection with this transaction totaled $54,000. The associated income tax benefit recognized was $21,000. Pursuant to our 2005 Equity Compensation Plan, on the day following our annual meeting of shareholders each year, each active non-employee director is eligible to receive an annual grant of options to purchase 45,000 shares of our Common Stock. However, each non-employee director elected to waive such non-qualified stock option award in 2010.

(3) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share for the six months ended June 30, 2010 and 2009 was computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method, plus the effect of outstanding convertible preferred stock using the if converted method. Outstanding stock options and warrants are not considered dilutive securities for the three months ended June 30, 2010 and 2009 due to the net losses incurred by the company. Earnings per common share have been computed based on the following:

	Three Months Ended June 30,
	2010			2009
	Loss	Weighted- Average Shares	Per Share Amount	Loss	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net loss	$(231)	26,204,118	$(.01)	$(16)	26,013,102	$—
Less: preferred stock dividends	(8)	—	—	(8)	—	—

Net loss available to common stockholders	(239)	26,204,118	(.01)	(24)	26,013,102	—
Effect of dilutive securities:
Assumed conversion of preferred stock	—	—		—	—
Incremental shares from assumed conversion of options	—	—		—	—
Incremental shares from assumed conversion of warrants	—	—		—	—

Diluted:
Net loss available to common stockholders and assumed conversions	$(239)	26,204,118	$(.01)	$(24)	26,013,102	$—

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) Earnings (Loss) Per Share, Continued

	Six Months Ended June 30,
	2010			2009
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net earnings	$66	26,159,134	$—	$65	25,817,380	$—
Less: preferred stock dividends	(15)	—	—	(15)	—	—

Net earnings available to common stockholders	51	26,159,134	—	50	25,817,380	—
Effect of dilutive securities:
Assumed conversion of preferred stock	15	1,000,000		15	1,000,000
Incremental shares from assumed conversion of options	—	799,715		—	181,251
Incremental shares from assumed conversion of warrants	—	—		—	—

Diluted:
Net earnings available to common stockholders and assumed conversions	$66	27,958,849	$—	$65	26,998,631	$—

At June 30, 2010 and 2009, a total of 730,000 and 842,500 outstanding options and 6,327,435 and 6,327,435 outstanding common stock warrants were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price for the six months ended June 30, 2010 and 2009, respectively. All outstanding options and warrants were anti-dilutive for the three months ended June 30, 2010 and 2009 because of the Company’s loss positions and were therefore excluded from the earnings per share calculation.

(4) Warrants

At June 30, 2010, outstanding warrants to purchase the Company’s common stock were as follows:

Number of Common Stock Warrants	Exercise Price	Expiration Date
39,063	$1.60	October 7, 2010
477,000	$1.60	July 20, 2011
5,311,559	$1.20	September 29, 2010
499,813	$0.80	September 29, 2010

6,327,435

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(5) Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. On January 6, 2009 and January 9, 2009, the Company amended the Articles of Incorporation of the Company to designate a series of preferred stock of the Company as Series C Preferred Stock, and authorized the issuance of 3,000,000 shares of Series C Preferred Stock. The Series C Preferred Shares are convertible, at any time at the option of the holders, into shares of the Company’s common stock on a 3:1 ratio, subject to adjustments for any stock dividends, splits, combinations and similar events. Each share of the Series C Preferred Stock will be entitled to receive a 10% annual cumulative dividend, compounded annually. These dividends will be payable only upon a liquidation or conversion to common. For any other dividends or distributions, the Series C Preferred Stock will participate with the common stock. On January 6, 2009, the Company’s Chief Executive Officer purchased 3,000,000 shares of Series C Preferred Stock, par value $.001 per share, for an aggregate purchase price of $300,000 or $0.10 per share.

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

(7) Notes Payable

In July 2006, the Company completed the sale of 13.5% Senior Subordinated Notes in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60 (the “Warrants”). The Notes issued by the Company were secured by a first priority lien on all assets of tax-related Internet domains, including www.irs.com, and had a maturity date of June 30, 2010. On March 5, 2010, the Company paid off the outstanding balance of $1.9 million on the Notes with the proceeds of an advance through a new credit facility and cash on hand.

(8) Revolving Line of Credit

In March, 2010, the Company established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year. The interest rate applied when net cash is above $1 is prime plus 2.50%, while the applicable interest rate when net cash is below $1 is prime plus 3.25% with a 0.55% monthly collateral handling fee calculated daily. Net cash is defined as the deposit, unrestricted cash and short-term investments at or through SVB less SVB debt. This agreement was executed and effective on March 3, 2010 and initially funded on March 5, 2010. Under the terms of the Loan Agreement, SVB may advance funds to the Company collateralized by certain receivables not to exceed $3,125,000. On March 5, 2010, SVB advanced approximately $1,850,000 to the Company, which was used to pay the outstanding balance on the Company’s Notes described in Note 7. The outstanding balance of the SVB credit facility was $627,000 at June 30, 2010, and the interest rate, excluding collateral handling fees, was 7.25%.

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

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(10) Economic Dependence, Accounts Receivable and Concentration of Risk

A substantial portion of the Company’s revenues have historically been generated by a limited number of advertising network partners. The Company is paid when search results generated by these partners are clicked on one of the Company’s web properties. The expiration of one or more of these contracts has historically adversely impacted the operations of the Company. Our contractual relationship with InfoSpace, Inc., was consummated in the fourth quarter of 2007 and accounted for a substantial portion of the Company’s revenues during the six months ended June 30, 2010 and 2009 totaling $4,701,000 and $4,404,000, respectively. This agreement will automatically renew on December 31, 2010 for successive one year terms unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. Accounts receivable at June 30, 2010 and December 31, 2009, respectively, included $983,000 and $1,741,000 due from this advertising network partner. The Company is taking proactive measures to both expand this relationship and develop new partnerships with alternative providers of online search and advertising. In addition, the change in the Company’s business model to diversify its strategy to include customer acquisition through offering financial products and services is expected to gradually reduce the Company’s reliance on advertising network partners.

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

The Company is seeking unspecified damages, including consequential and punitive damages, and preliminary and permanent injunctive relief to enjoin the defendants from, among other things (1) continuing to improperly use the Company’s trade secrets and confidential and proprietary information and (2) contacting or soliciting any of the Company’s customers or employees.

In the matter of the Banks.com, Inc. vs. Andrew Keery arbitration claim, the parties have agreed on preliminary settlement terms, have advised the American Arbitration Association of such and have suspended all proceedings pending memorializing the settlement, which is expected to be finalized within the next thirty (30) days, followed shortly thereafter by the filing of a dismissal with prejudice of the parties.

In the matter of the Banks.com, Inc. vs. Robert Hoult, Dale Giessman, ProStream Media, and Moxiesearch, all parties have agreed on preliminary settlement terms, have advised the United States District Court, Northern District of California of such and have suspended all proceedings pending memorializing the settlement, which is expected to be finalized within the next thirty (30) days, followed shortly thereafter by the filing of a dismissal with prejudice of the complaint against all plaintiffs.

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

In this matter, the parties have agreed to preliminary settlement terms in which the derivative action filed by plaintiff against, among other parties, Banks.com, Inc. and its Board of Directors (SF Superior Court, Case No. CGC-10-497625) will be dismissed with prejudice. Plaintiff agrees to make a representation to the court that he is surrendering all of his shares of Banks.com, Inc. which removes his standing from maintaining the derivative action. This settlement, as well as the settlement of the federal action of Banks.com, Inc. vs. Robert Hoult, is contingent upon the court dismissing this derivative action.

At this time, the Company is unable to ascertain or predict with any certainty whether these proceedings will be ultimately dismissed or have a material positive or adverse effect on its business, financial condition or results of operations. Accordingly, no amounts have been accrued in the Company’s financial statements. Although the results of litigation and claims cannot be predicted with certainty, such proceedings can be costly and result in the diversion of management’s attention. Should the settlements described herein be finalized, the litigation will cease and the Company’s exposure will cease.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. This section of this Quarterly Report contains forward–looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward–looking statements. Our actual results may differ materially from the information contained in these forward–looking statements for many reasons, including those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”). The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

We depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. In October 2008, we entered into a distribution agreement with InfoSpace, Inc. to provide paid metasearch results from Google, Yahoo, Microsoft and Ask.com on banks.com. This agreement will automatically renew on December 31, 2010 for successive one year terms unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. Our advertising network partner, InfoSpace, Inc., represented a substantial majority of our revenues for the quarters ended June 30, 2010 and 2009.

We are always working at upgrading our traffic quality and conversion standards and algorithms, and as a result, we continuously modify the traffic sources that we use to advertise our sites in an effort to concentrate on those who have shown consistently high conversion metrics for our advertisers and those of our advertising network partners. Although these actions generally result in an increase in the quality of traffic to our sites, our year over year results of operations may be adversely affected by changes in either ours or our advertising network partners’ conversion standards. We are continuing our efforts to mitigate our reliance on advertising network partners and are now primarily focused on the financial services vertical of online advertising through our network of financial sites including banks.com and irs.com. We expect that this will result in further diversification of our revenues through the sale of financial products and services such as online tax preparation and stock brokerage. Additionally, we anticipate this will help to increase revenues derived from direct advertisers and other partners making us gradually less reliant on our current advertising network partner.

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

RESULTS OF OPERATIONS

The following tables set forth information for the three and six months ended June 30, 2010 and 2009 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (dollars in thousands).

	Three Months Ended June 30,
	2010		2009
Statements of Operations Data:
Revenues	$2,919	100%	$3,029	100%

Cost of revenues	1,324	45	1,123	37
Sales and marketing	282	10	183	6
General and administrative	1,655	57	1,318	44

Total expenses	3,261	112	2,624	87

(Loss) earnings from operations	(342)	(12)	405	13
Interest expense	30	1	397	13

(Loss) earnings before income tax expense	(372)	(13)	8	—
Income tax expense (benefit)	(141)	(5)	24	1

Net loss	(231)	(8)	(16)	(1)
Preferred stock dividends	8	—	8	—

Net loss available to common stockholders	$(239)	(8)	$(24)	(1)

	Six Months Ended June 30,
	2010		2009
Statements of Operations Data:
Revenues	$7,088	100%	$5,885	100%

Cost of revenues	2,823	40	1,904	33
Sales and marketing	642	9	372	6
General and administrative	3,118	44	2,757	47

Total expenses	6,583	93	5,033	86

Earnings from operations	505	7	852	14
Interest expense	349	5	707	12

Earnings before income tax expense	156	2	145	2
Income tax expense	90	1	80	1

Net earnings	66	1	65	1
Preferred stock dividends	15	—	15	—

Net earnings available to common stockholders	$51	1	$50	1

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue. Revenue of $2.9 million for the three months ended June 30, 2010 was adversely impacted by charge backs of $226,000. This compares to revenue of $3 million for the same period in 2009, which was not affected by such charge backs.

Cost of Revenue. Cost of revenue was $1.3 million for the three months ended June 30, 2010 compared to $1.1 million for the same period in 2009. This 18% increase is primarily attributable to higher traffic acquisition cost resulting from an increase in Internet marketing.

Sales and Marketing. Sales and marketing expense increased to $282,000 for the three months ended June 30, 2010 from $183,000 for the same period in 2009. This increase of $99,000 is mainly attributable to an increase in sales commission expenses.

General and Administrative. General and administrative expenses increased 26% to $1.7 million for the three months ended June 30, 2010 from $1.3 million for the same period in 2009. This increase is primarily a result of an increase in legal fees in connection with the litigation against former officers.

Interest Expense. Interest expense was $30,000 for the three months ended June 30, 2010 compared to $397,000 for the same period in 2009. This $367,000 decrease is primarily a result of the payoff of our 13.5% Senior Subordinated Notes (the “Notes”) on March 5, 2010.

Income Taxes. Income tax benefit was $141,000 for the three months ended June 30, 2010 compared to income tax expense of $24,000 for the same period in 2009. This increase is primarily a result of having a pretax loss of $372,000 for the three months ended June 30, 2010 compared to pretax earnings of $8,000 for the same period in 2009. Any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, such as stock compensation.

Net Loss. As a result of the foregoing, net loss available to common stockholders for the three months ended June 30, 2010 was $239,000 or $.01 per basic and diluted share compared to net loss of $24,000 or $.00 per basic and diluted share for the same period in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue. Revenue increased 20% to $7.1 million for the six months ended June 30, 2010, from $5.9 million for the same period in 2009. This is primarily attributable to an increase in tax related direct advertiser revenue, an increase in Internet marketing and incremental revenue from the launch of the InterSearch AdNet.

Cost of Revenue. Cost of revenue was $2.8 million for the six months ended June 30, 2010 compared to $1.9 million for the same period in 2009. This 48% increase is primarily attributable to higher traffic acquisition cost resulting from an increase in Internet marketing.

Sales and Marketing. Sales and marketing expense increased to $642,000 for the six months ended June 30, 2010 from $372,000 for the same period in 2009. This increase of $270,000 is mainly attributable to an increase in sales commission expenses.

General and Administrative. General and administrative expenses increased 13% to $3.1 million for the six months ended June 30, 2010 from $2.8 million for the same period in 2009. This increase is primarily a result of an increase in legal fees in connection with the litigation against former officers.

Interest Expense. Interest expense was $349,000 for the six months ended June 30, 2010, $172,000 of which was the result of the acceleration of debt issuance costs on our Notes which were paid off on March 5, 2010. This compares to $707,000 for the same period in 2009. This decrease is primarily a result of the payoff of our Notes.

Income Taxes. Income tax expense was $90,000 for the six months ended June 30, 2010 compared to $80,000 for the same period in 2009. This increase is primarily a result of having pretax earnings of $156,000 for the six months ended June 30, 2010 compared to pretax earnings of $145,000 for the same period in 2009. Any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, such as stock compensation.

Net Earnings. As a result of the foregoing, net earnings available to common stockholders for the six months ended June 30, 2010 was $51,000 or $.00 per basic and diluted share compared to net earnings of $50,000 or $.00 per basic and diluted share for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through internally generated funds and the use of our line of credit when available. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of June 30, 2010, we had $196,000 in cash compared to $176,000 at December 31, 2009. As of June 30, 2010, our current liabilities exceeded our current assets resulting in a working capital deficit of $332,000 compared to a working capital deficit of $1.6 million on December 31, 2009, which included amounts related to our Notes due June 30, 2010. Our working capital improved mainly due to the generation of cash flow from operations that was used to pay down debt.

Effective March 3, 2010, we established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year. Under the terms of the loan agreement with SVB (the “Loan Agreement”), SVB may advance funds to us to finance certain Eligible Accounts (as defined in the Loan Agreement). When SVB makes an advance, the Eligible Account becomes a Financed Receivable (as described in additional detail in the Loan Agreement). The aggregate face amount of all Financed Receivables outstanding at any time under the Loan Agreement may not exceed $3,125,000. The interest rate applied when net cash is above $1 is prime plus 2.50%, while the applicable interest rate when net cash is below $1 is prime plus 3.25% with a 0.55% monthly collateral handling fee calculated daily. Net cash is defined as the deposit, unrestricted cash and short-term investments at or through SVB less SVB debt. On March 5, 2010, SVB advanced approximately $1,850,000 to us, which we used to pay the outstanding balance on our Notes. As of June 30, 2010, the outstanding balance of the SVB credit facility was approximately $627,000, and the interest rate, excluding collateral handling fees, was 7.25%.

Although always current with respect to principal and interest payments on our Notes, we were not continuously in compliance with certain financial covenants contained in the investment agreement relating to the Notes (the “Investment Agreement”), which were measured on the last day of each fiscal quarter. On November 21, 2008, we and the Note holders (the “Lenders”) entered into a waiver (the “Waiver”) with respect to our noncompliance with certain financial covenants in the Investment Agreement for the period ended September 30, 2008. Pursuant to the Waiver, the Lenders consented to and waived any event of default, including any default interest, by reason of our noncompliance with the financial covenants set forth in the Investment Agreement (the “Events of Default”) for the fiscal quarters ended September 30, 2008, December 31, 2008, and June 30, 2009 (the “Waiver Period”). We regained compliance with all financial covenants relating to the Notes for the fiscal quarter ended June 30, 2009, and maintained compliance for all subsequent fiscal quarters.

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

Cash Flows for the Six Months Ended June 30, 2010

Net cash provided by operating activities for the six months ended June 30, 2010 was $1.6 million consisting primarily of net earnings of $66,000, increased by depreciation and amortization of $876,000, stock compensation expense of $134,000, and a decrease in accounts receivable of $558,000.

Net cash used in investing activities for the six months ended June 30, 2010 of $12,000 was primarily for the purchase of computer hardware.

Net cash used in financing activities for the six months ended June 30, 2010 of $1.6 million was primarily attributable to a decrease in notes payable of $2.2 million resulting from the payoff of our Notes, partially offset by an increase of $627,000 in our revolving line of credit.

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

The Company is seeking unspecified damages, including consequential and punitive damages, and preliminary and permanent injunctive relief to enjoin the defendants from, among other things (1) continuing to improperly use the Company’s trade secrets and confidential and proprietary information and (2) contacting or soliciting any of the Company’s customers or employees.

In the matter of the Banks.com, Inc. vs. Andrew Keery arbitration claim in San Francisco, California under the Commercial Rules of the American Arbitration Association (“AAA”), the parties have agreed on preliminary settlement terms, have advised AAA of such and have suspended all proceedings pending memorializing the settlement, which is expected to be finalized within the next thirty (30) days, followed shortly thereafter by the filing of a dismissal with prejudice of the parties.

In the matter of the Banks.com, Inc. vs. Robert Hoult, Dale Giessman, ProStream Media, and Moxiesearch, all parties have agreed on preliminary settlement terms, have advised the United States District Court, Northern District of California of such and have suspended all proceedings pending memorializing the settlement, which is expected to be finalized within the next thirty (30) days, followed shortly thereafter by the filing of a dismissal with prejudice of the complaint against all plaintiffs.

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

In this matter, the parties have agreed to preliminary settlement terms in which the derivative action filed by plaintiff against, among other parties, Banks.com, Inc. and its Board of Directors (SF Superior Court, Case No. CGC-10-497625) will be dismissed with prejudice. Plaintiff agrees to make a representation to the court that he is surrendering all of his shares of Banks.com, Inc. which removes his standing from maintaining the derivative action. This settlement, as well as the settlement of the federal action of Banks.com, Inc. vs. Robert Hoult, is contingent upon the court dismissing this derivative action.

At this time, we are unable to ascertain or predict with any certainty whether these proceedings will be ultimately dismissed or will have a material positive or adverse effect on our business, financial condition or results of operations. Accordingly, no amounts have been accrued in our financial statements. Although the results of litigation and claims cannot be predicted with certainty, such proceedings can be costly and result in the diversion of management’s attention. Should the settlements described herein be finalized, the litigation will cease and our exposure  will cease. From time to time, we are also involved in other legal actions arising in the ordinary course of business.

ITEM 1A – RISK FACTORS

In addition to the risk factors described below, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009 for a description of other risk factors relevant to our company, business, and industry, and ownership of our common stock.

We generate a substantial majority of our revenue through InfoSpace, who provides us with Google, Yahoo and other paid search results, and cannot be assured that we will ultimately collect on all of the revenue we produce.

InfoSpace provides us with paid search results from Google, Yahoo and other providers and is the source of a substantial majority of our revenue. We have had instances in the past where we have not been paid for all of the revenue we generate and we cannot assure you that this will not happen in the future. In these instances, Google, Yahoo and others have retroactively charged us back for revenue generated that they deemed to be questionable. Although we take proactive measures to mitigate these instances through the use of tools to gauge our traffic quality, these credits to our revenue come with little or no substantiation and/or support and our recourse options are limited. In these instances, we likely have already incurred traffic acquisition costs that in all probability will not be recoverable. These revenue credits and the corresponding traffic acquisition costs have adversely impacted our financial performance in the past and may again in the future.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Silicon Valley Bank Loan and Security Agreement, dated March 3, 2010, between Silicon Valley Bank (“SVB”), on the one hand, and Banks.com, Inc., Corporate Consulting Services, Inc., and Dotted Ventures, Inc. (together referred to as “Borrower”) on the other hand, prohibits us from paying any dividends or making any distribution or payment without the prior written consent of SVB. We must obtain prior written consent from SVB to redeem, retire or purchase any capital stock other than permitted distributions, which are: (a) purchases of capital stock from former employees, consultants and directors pursuant to repurchase agreements or other similar agreements in an aggregate amount not to exceed $100,000 in any fiscal year, provided that at the time of such purchase no event of default has occurred and is continuing; (b) distributions or dividends consisting solely of Borrower’s capital stock; and (c) purchases of fractional shares of capital stock arising out of stock dividends, splits or combinations or business combinations.

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

BANKS.COM, INC.

Date: August 16, 2010	By	/S/ DANIEL M. O’DONNELL
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)