Form 10-Q
period 2010-09-30
Banks.com, Inc.
filed 2010-11-15
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $.001 par value per share	25,698,478 shares

BANKS.COM, INC. AND SUBSIDIARIES

BANKS.COM, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash	$88	$176
Accounts receivable	753	2,019
Prepaid expenses and other	187	285
Deferred income taxes	119	125

Total current assets	1,147	2,605
Property and equipment, net	372	674
Debt issuance costs, net	—	176
Patents and trademarks, net	12	27
Domains, net	10,124	10,902
Other intangible assets, net	564	750
Other assets	20	5
Deferred income taxes	1,020	764

Total assets	$13,259	$15,903

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$944	$1,261
Accrued liabilities	474	637
Accrued dividends	53	30
Deferred revenue	11	107
Revolving line of credit	389	—
Notes payable, net of discount	—	2,128

Total current liabilities	1,871	4,163

Total liabilities	1,871	4,163

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 and 3,000,000 shares issued and outstanding	3	3
Common stock, $.001 par value, 125,000,000 shares authorized, 26,321,151 and 26,113,651 shares issued and outstanding	26	26
Additional paid-in capital	11,001	10,831
Retained earnings	358	880

Total stockholders’ equity	11,388	11,740

Total liabilities and stockholders’ equity	$13,259	$15,903

See accompanying notes to condensed consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$1,409	$2,583	$8,497	$8,468
Cost of revenue	761	1,032	3,584	2,936

Gross profit	648	1,551	4,913	5,532

Operating expenses:
Sales and marketing	237	237	879	609
General and administrative	1,299	505	4,417	3,262

Total operating expenses	1,536	742	5,296	3,871

(Loss) earnings from operations	(888)	809	(383)	1,661
Interest expense	14	233	363	940

(Loss) earnings before income tax expense (benefit)	(902)	576	(746)	721
Income tax expense (benefit)	(337)	250	(247)	330

Net (loss) earnings	(565)	326	(499)	391
Preferred stock dividends	8	8	23	23

Net (loss) earnings available to common stockholders	$(573)	$318	$(522)	$368

(Loss) earnings per common share available to common stockholders:
Basic	$(.02)	$.01	$(.02)	$.01

Diluted	$(.02)	$.01	$(.02)	$.01

Weighted-average common shares outstanding:
Basic	26,321,151	26,113,651	26,213,733	25,917,222

Diluted	26,321,151	27,327,980	26,213,733	27,091,068

See accompanying notes to condensed consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2010 and 2009

(dollars in thousands)

					Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	25,438,651	$25	$10,316	$624	$10,965
Preferred stock Series C issued
(unaudited)	3,000,000	3	—	—	297	—	300
Costs associated with issuance of preferred stock
(unaudited)	—	—	—	—	(46)	—	(46)
Preferred stock dividends (unaudited)	—	—	—	—	—	(23)	(23)
Common stock issued to directors in connection with option exchange program (unaudited)	—	—	525,000	1	36	—	37
Common stock issued to directors for services (unaudited)	—	—	150,000	—	31	—	31
Stock-based compensation (unaudited)	—	—	—	—	145	—	145
Net earnings (unaudited)	—	—	—	—	—	391	391

Balance at September 30, 2009 (unaudited)	3,000,000	$3	26,113,651	$26	$10,779	$992	$11,800

Balance at December 31, 2009	3,000,000	$3	26,113,651	$26	$10,831	$880	$11,740
Preferred stock dividends (unaudited)	—	—	—	—	—	(23)	(23)
Exercise of common stock options
(unaudited)	—	—	7,500	—	1	—	1
Common stock issued for services
(unaudited)	—	—	50,000	—	25	—	25
Common stock issued to directors for services (unaudited)	—	—	150,000	—	54	—	54
Stock-based compensation (unaudited)	—	—	—	—	90	—	90
Net loss (unaudited)	—	—	—	—	—	(499)	(499)

Balance at September 30, 2010 (unaudited)	3,000,000	$3	26,321,151	$26	$11,001	$358	$11,388

See accompanying notes to condensed consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) earnings	$(499)	$391
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	319	355
Amortization of domains and other	978	966
Amortization of debt issuance costs	258	385
Deferred income taxes	(250)	81
Stock-based compensation expense	169	213
Decrease (increase) in accounts receivable	1,266	(831)
Decrease (increase) in prepaid expenses and other	98	(15)
Decrease in refundable income taxes	—	1,331
(Increase) decrease in other assets	(15)	125
(Decrease) increase in accounts payable	(317)	532
(Decrease) increase in accrued liabilities	(163)	46
Decrease in accrued contributions	—	(764)
Decrease in deferred revenue	(96)	—

Net cash provided by operating activities	1,748	2,815

Cash flows from investing activities:
Purchase of property and equipment	(16)	(58)

Net cash used in investing activities	(16)	(58)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	300
Preferred stock issuance costs	—	(46)
Exercise of common stock options	1	—
Debt issuance costs	—	(32)
Net increase in revolving line of credit	389	—
Net decrease in notes payable	(2,210)	(3,116)

Net cash used in financing activities	(1,820)	(2,894)

Net decrease in cash	(88)	(137)
Cash at beginning of period	176	479

Cash at end of period	$88	$342

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$103	$579

Income taxes	$304	$14

Noncash financing and investing activities:
Preferred stock dividends accrued	$23	$23

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our business is highly seasonal and operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010, or for any other period. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

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

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock-Based Compensation. The Compensation-Stock Compensation Topic of the FASB ASC 718 addresses the accounting for stock options. It requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. It is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans.

The Company had two equity incentive plans at September 30, 2010, the 2004 Equity Incentive Plan (“2004 Plan”), and the 2005 Equity Incentive Plan (“2005 Plan”), which replaced the 2004 Plan. The termination of the 2004 Plan did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan, but no shares will be available for grant under the 2004 Plan. At September 30, 2010, 58,206 shares remained available for grant under the 2005 Plan.

A summary of the stock option activity in the Company’s equity incentive plans is as follows:

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,717,031	$0.74	7.92 years	$107,000
Granted	420,000	0.25
Forfeited	(20,000)	0.25
Exercised	(7,500)	0.12

Outstanding at September 30, 2010	2,109,531	$0.65	7.57 years	$182,000

Exercisable at September 30, 2010	1,122,031	$0.90	6.83 years	$89,000

At September 30, 2010, the Company had 987,500 unvested stock options outstanding and there was $425,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through January, 2014. The total fair value of stock options vested and recognized as compensation expense was $90,000 for the nine months ended September 30, 2010, compared to $145,000 for the same period in 2009. There was no associated income tax benefit recognized for the nine months ended September 30, 2010. The associated income tax benefit recognized for the nine months ended September 30, 2009 was $24,000.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock-Based Compensation, Continued. The fair value of each option granted for the nine months ended September 30, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. There were no options granted during the three months ended September 30, 2010 or 2009:

	Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	5.13%	4%
Expected dividend yield	—	—
Expected volatility	167%	167%
Expected life in years	6.25	5.75
Grant-date fair value of options issued during the period	$102,000	$10,000

Per share value of options at grant date	$0.24	$0.20

On January 1, 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to serve as a benefit to employees. Each year, at the discretion of the Board of Directors, the Company may make a contribution to the ESOP in Company stock or in cash. The Company had accrued an ESOP contribution of $764,000 based on applicable compensation for 2008 and anticipated funding the ESOP with a contribution of Company stock on or before September 15, 2009. However, due to the prevailing business conditions at the time, the Company ultimately decided not to fund the ESOP, and therefore credited general and administrative expense for $764,000 in the quarter ended September 30, 2009. As of September 30, 2010, no shares have been allocated to the plan.

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

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2009 was computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method, plus the effect of outstanding convertible preferred stock using the if converted method. Outstanding stock options and warrants, and outstanding convertible preferred stock are not considered dilutive securities for the three and nine months ended September 30, 2010 due to the net losses incurred by the company. Earnings per common share have been computed based on the following:

	Three Months Ended September 30,
	2010			2009
	Loss	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net (loss) earnings	$(565)	26,321,151	$(.02)	$326	26,113,651	$.01
Less: preferred stock dividends	(8)	—	—	(8)	—	—

Net (loss) earnings available to common stockholders	(573)	26,321,151	(.02)	318	26,113,651	.01
Effect of dilutive securities:
Assumed conversion of preferred stock	—	—		8	1,000,000
Incremental shares from assumed conversion of options	—	—		—	214,329
Incremental shares from assumed conversion of warrants	—	—		—	—

Diluted:
Net (loss) earnings available to common stockholders and assumed conversions	$(573)	26,321,151	$(.02)	$326	27,327,980	$.01

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3) Earnings (Loss) Per Share, Continued

	Nine Months Ended September 30,
	2010			2009
	Loss	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net (loss) earnings	$(499)	26,213,733	$(.02)	$391	25,917,222	$.01
Less: preferred stock dividends	(23)	—	—	(23)	—	—

Net (loss) earnings available to common stockholders	(522)	26,213,733	(.02)	368	25,917,222	.01
Effect of dilutive securities:
Assumed conversion of preferred stock	—	—		23	1,000,000
Incremental shares from assumed conversion of options	—	—		—	173,846
Incremental shares from assumed conversion of warrants	—	—		—	—

Diluted:
Net (loss) earnings available to common stockholders and assumed conversions	$(522)	26,213,733	$(.02)	$391	27,091,068	$.01

A total of 830,000 outstanding options and 6,327,435 outstanding common stock warrants were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price for the three and nine months ended September 30, 2009. All outstanding options and warrants were anti-dilutive for the three and nine months ended September 30, 2010 because of the Company’s loss positions and were therefore excluded from the earnings per share calculation.

(4) Warrants

On September 29, 2010, a total of 5,811,372 outstanding common stock warrants expired. At September 30, 2010, outstanding warrants to purchase the Company’s common stock were as follows:

Number of Common Stock Warrants	Exercise Price	Expiration Date
39,063	$1.60	October 7, 2010
477,000	$1.60	July 20, 2011

516,063

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

(8) Revolving Line of Credit

In March 2010, the Company established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year. The interest rate applied when net cash is above $1 is prime plus 2.50%, while the applicable interest rate when net cash is below $1 is prime plus 3.25% with a 0.55% monthly collateral handling fee calculated daily. Net cash is defined as the deposit, unrestricted cash and short-term investments at or through SVB less SVB debt. This agreement was executed and effective on March 3, 2010 and initially funded on March 5, 2010. Under the terms of the Loan Agreement, SVB may advance funds to the Company collateralized by certain receivables not to exceed $3,125,000. On March 5, 2010, SVB advanced approximately $1,850,000 to the Company, which was used to pay the outstanding balance on the Company’s Notes described in Note 7. The outstanding balance of the SVB credit facility was $389,000 at September 30, 2010, and the interest rate, excluding collateral handling fees, was 7.25%.

(9) Compliance Notice

On September 17, 2009, the NYSE Amex (the “Exchange”) notified the Company of a continued listing deficiency under Section 1003(f)(v) of the Exchange’s Company Guide (the “Company Guide”) regarding the low selling price of the Company’s common stock, and granted the Company an extension until March 16, 2010 to regain compliance. On April 14, 2010, the Exchange notified the Company that it had determined that, in accordance with Section 1009 of the Company Guide, the Company made a reasonable demonstration of its ability to regain compliance with Section 1003 (f)(v) of the Company Guide by the end of the revised plan period, which they determined to be no later than October 14, 2010, and the Company would be subject to periodic review by the Exchange staff during this extension period. On October 6, 2010, the Exchange notified the Company that the continued listing deficiency referenced in the Exchange’s letter dated September 16, 2009 has been resolved. The Company’s continued listing eligibility will continue to be assessed on an ongoing basis and the Company has now become subject to the provisions of Section 1009(h) of the Company Guide, which states that if the Company, within 12 months of the end of the plan period, is again determined to be below continued listing standards, the Exchange will review the circumstances and may immediately initiate delisting proceedings.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(10) Economic Dependence, Accounts Receivable and Concentration of Risk

A substantial portion of the Company’s revenues have historically been generated by a limited number of advertising network partners. The Company is paid when search results generated by these partners are clicked on one of the Company’s web properties. The expiration of one or more of these contracts has historically adversely impacted the operations of the Company. Our contractual relationship with InfoSpace, Inc., was consummated in the fourth quarter of 2007 and accounted for a substantial portion of the Company’s revenues during the nine months ended September 30, 2010 and 2009 totaling $5,365,000 and $6,752,000, respectively. This agreement will automatically renew on December 31, 2010 for successive one year terms unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. Accounts receivable at September 30, 2010 and December 31, 2009, respectively, included $362,000 and $1,741,000 due from this advertising network partner. The Company is taking proactive measures to both expand this relationship and develop new partnerships with alternative providers of online search and advertising. In addition, the change in the Company’s business model to diversify its strategy to include customer acquisition through offering financial products and services is expected to gradually reduce the Company’s reliance on advertising network partners.

(11) Subsequent Events

As a result of a legal settlement more fully described under “Legal Proceedings”, the Company received 622,673 shares of Company common stock which were immediately retired on October 8, 2010.

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

OVERVIEW

Recent Developments – SG&A Expense Reductions

During the second and third quarters of 2010, we incurred a series of substantial and unexpected revenue charge backs from an advertising network partner that resulted in revenue reductions totaling $590,000. This revenue had significant corresponding traffic acquisition costs that were not recoverable from our distribution network partners. As a result, in October 2010, we drastically reduced our search engine marketing efforts while we reassessed our strategy for this business line going forward. These charge backs and reductions in marketing efforts have weakened our cash position and resulted in a corresponding reduction in availability on our credit facility. Through recent staff reductions and attrition, we have reduced our overall employee headcount by 8 personnel, which represents approximately 40% of our staff (excluding billable consultants in our Corporate Services division). We have also reduced other SG&A expenses in an effort to better align our cost structure with our revenues. Although we are engaging in search engine marketing efforts on a limited basis, we have made the strategic decision to continue to align our cost structure so that it does not rely on these search marketing efforts.

NYSE Amex Listing

On September 17, 2009, the NYSE Amex (the “Exchange”) notified us of a continued listing deficiency under Section 1003(f)(v) of the Exchange’s Company Guide (the “Company Guide”) due to the low selling price of our common stock, and granted us an extension until March 16, 2010 to regain compliance. On April 14, 2010, the Exchange notified us that it had determined that, in accordance with Section 1009 of the Company Guide, we made a reasonable demonstration of our ability to regain compliance with Section 1003(f)(v) of the Company Guide by the end of the revised plan period, which they determined to be no later than October 14, 2010. On October 6, 2010, the Exchange notified us that the continued listing deficiency referenced in the Exchange’s letter dated September 16, 2009, which we received on September 17, 2009, has been resolved. Our continued listing eligibility will continue to be assessed on an ongoing basis and we have now become subject to the provisions of Section 1009(h) of the Company Guide, which states that if we, within 12 months of the end of the plan period, again are determined to be below continued listing standards, the Exchange will review the circumstances and may immediately initiate delisting proceedings.

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

We depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. In October 2008, we entered into a distribution agreement with InfoSpace, Inc. to provide paid metasearch results from Google, Yahoo, Microsoft and Ask.com on banks.com. This agreement will automatically renew on December 31, 2010 for successive one year terms unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. Our advertising network partner, InfoSpace, Inc., represented a substantial majority of our revenues for the quarters ended September 30, 2010 and 2009.

We are always working at upgrading our traffic quality and conversion standards and algorithms, and as a result, we continuously modify the traffic sources that we use to advertise our sites in an effort to concentrate on those who have shown consistently high conversion metrics for our advertisers and those of our advertising network partners. Although these actions generally result in an increase in the quality of traffic to our sites, our year over year results of operations have been adversely affected by changes in either our or our advertising network partners’ conversion standards. We are continuing our efforts to mitigate our reliance on advertising network partners and are now primarily focused on the financial services vertical of online advertising through our network of financial sites including banks.com and irs.com. We expect that this will result in further diversification of our revenues through the sale of financial products and services such as online tax preparation and stock brokerage. Additionally, we anticipate this will help to increase revenues derived from direct advertisers and other partners making us gradually less reliant on our current advertising network partners.

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

RESULTS OF OPERATIONS

The following tables set forth information for the three and nine months ended September 30, 2010 and 2009 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (dollars in thousands).

	Three Months Ended September 30,
	2010		2009
Statements of Operations Data:
Revenue	$1,409	100%	$2,583	100%

Cost of revenue	761	54	1,032	40
Sales and marketing	237	17	237	9
General and administrative	1,299	92	505	20

Total expenses	2,297	163	1,774	69

(Loss) earnings from operations	(888)	(63)	809	31
Interest expense	14	1	233	9

(Loss) earnings before income tax expense	(902)	(64)	576	22
Income tax expense (benefit)	(337)	(24)	250	10

Net (loss) earnings	(565)	(40)	326	12
Preferred stock dividends	8	1	8	—

Net (loss) earnings available to common stockholders	$(573)	(41)%	$318	12%

	Nine Months Ended September 30,
	2010		2009
Statements of Operations Data:
Revenue	$8,497	100%	$8,468	100%

Cost of revenue	3,584	42	2,936	35
Sales and marketing	879	11	609	7
General and administrative	4,417	52	3,262	39

Total expenses	8,880	105	6,807	81

(Loss) earnings from operations	(383)	(5)	1,661	19
Interest expense	363	4	940	11

(Loss) earnings before income tax expense	(746)	(9)	721	8
Income tax expense (benefit)	(247)	(3)	330	4

Net (loss) earnings	(499)	(6)	391	4
Preferred stock dividends	23	—	23	—

Net (loss) earnings available to common stockholders	$(522)	(6)%	$368	4%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue. Revenue of $1.4 million for the three months ended September 30, 2010 was adversely impacted by advertising network partner charge backs of $364,000. This compares to revenue of $2.6 million for the same period in 2009, which was not affected by such charge backs.

Cost of Revenue. Cost of revenue was $761,000 for the three months ended September 30, 2010 compared to $1 million for the same period in 2009. This 26% decrease is primarily attributable to lower traffic acquisition cost as we began to reduce our search engine marketing efforts in response to revenue charge backs.

Sales and Marketing. Sales and marketing expense was unchanged at $237,000 for the three months ended September 30, 2010 and 2009.

General and Administrative. General and administrative expenses increased to $1.3 million for the three months ended September 30, 2010 from $505,000 for the same period in 2009. This increase is primarily a result of a credit of $764,000 in 2009 resulting from our decision not to fund our ESOP with a contribution of company stock for 2008 as previously anticipated. In December of 2008, the Company accrued an ESOP contribution of $764,000 based on applicable compensation for 2008 and anticipated funding the ESOP with a contribution of Company stock on or before September 15, 2009. However, due to the prevailing business conditions at the time, the Company ultimately decided not to fund the ESOP, and therefore credited general and administrative expense for $764,000 in the quarter ended September 30, 2009.

Interest Expense. Interest expense was $14,000 for the three months ended September 30, 2010 compared to $233,000 for the same period in 2009. This $219,000 decrease is primarily a result of the payoff of our 13.5% Senior Subordinated Notes (the “Notes”) on March 5, 2010.

Income Taxes. Income tax benefit was $337,000 for the three months ended September 30, 2010 compared to income tax expense of $250,000 for the same period in 2009. This increase is primarily a result of having a pretax loss of $902,000 for the three months ended September 30, 2010 compared to pretax earnings of $576,000 for the same period in 2009. Any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, such as stock compensation.

Net (Loss) Earnings. As a result of the foregoing, net loss available to common stockholders for the three months ended September 30, 2010 was $573,000, or $.02 per basic and diluted share, compared to net earnings of $318,000, or $.01 per basic and diluted share, for the same period in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue. Revenue was virtually unchanged at $8.5 million for the nine months ended September 30, 2010 and 2009.

Cost of Revenue. Cost of revenue was $3.6 million for the nine months ended September 30, 2010 compared to $2.9 million for the same period in 2009. This 22% increase is primarily attributable to higher traffic acquisition cost from increased search engine marketing efforts during the first half of the year.

Sales and Marketing. Sales and marketing expense increased to $879,000 for the nine months ended September 30, 2010 from $609,000 for the same period in 2009. This increase of $270,000 is mainly attributable to an increase in sales commission expenses, and other marketing expenses related to increased search engine optimization efforts and promotions.

General and Administrative. General and administrative expenses increased 35% to $4.4 million for the nine months ended September 30, 2010 from $3.3 million for the same period in 2009. This increase is primarily a result of an increase in legal fees of $409,000 in connection with the litigation against former officers and a credit of $764,000 in 2009 resulting from our decision not to fund our ESOP with a contribution of company stock for 2008 as previously anticipated.

Interest Expense. Interest expense was $363,000 for the nine months ended September 30, 2010, $172,000 of which was the result of the acceleration of debt issuance costs on our Notes which were paid off on March 5, 2010. This compares to $940,000 for the same period in 2009. This decrease is primarily a result of the payoff of our Notes.

Income Taxes. Income tax benefit was $247,000 for the nine months ended September 30, 2010 compared to income tax expense of $330,000 for the same period in 2009. This increase is primarily a result of having a pretax loss of $746,000 for the nine months ended September 30, 2010 compared to pretax earnings of $721,000 for the same period in 2009. Any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, such as stock compensation.

Net (Loss) Earnings. As a result of the foregoing, net loss available to common stockholders for the nine months ended September 30, 2010 was $522,000, or $.02 per basic and diluted share, compared to net earnings of $368,000, or $.01 per basic and diluted share, for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through internally generated funds and the use of our line of credit when available. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of September 30, 2010, we had $88,000 in cash compared to $176,000 at December 31, 2009. As of September 30, 2010, our current liabilities exceeded our current assets resulting in a working capital deficit of $724,000 compared to a working capital deficit of $1.6 million on December 31, 2009, which included amounts related to our Notes (defined above). Our working capital improved mainly due to the generation of cash flow from operations that was used to pay down debt.

Effective March 3, 2010, we established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year. Under the terms of the loan agreement with SVB (the “Loan Agreement”), SVB may advance funds to us to finance certain Eligible Accounts (as defined in the Loan Agreement). When SVB makes an advance, the Eligible Account becomes a Financed Receivable (as described in additional detail in the Loan Agreement). The aggregate face amount of all Financed Receivables outstanding at any time under the Loan Agreement may not exceed $3,125,000. The interest rate applied when net cash is above $1 is prime plus 2.50%, while the applicable interest rate when net cash is below $1 is prime plus 3.25% with a 0.55% monthly collateral handling fee calculated daily. Net cash is defined as the deposit, unrestricted cash and short-term investments at or through SVB less SVB debt. On March 5, 2010, SVB advanced approximately $1,850,000 to us, which we used to pay the outstanding balance of approximately $1.9 million on our Notes on the same date. As of September 30, 2010, the outstanding balance of the SVB credit facility was approximately $389,000, and the interest rate, excluding collateral handling fees, was 7.25%.

We are especially dependent upon revenues from paid clicks that we generate through our advertising network partners, especially outside of the US tax filing season of January through April. From time to time, Google, Yahoo and others have retroactively charged us back for revenue we generated from paid clicks that they deemed to be of lesser quality. During our quarter ended September 30, 2010, these charges had a material negative impact on our revenues and results of operations. We typically incur traffic acquisition costs relating to these charged-back revenues that we can not recover. Therefore, if our advertising network partners do not pay us for the revenue that we generate through paid clicks, it may have a material adverse effect on our liquidity. While we attempt to mitigate these charged-back revenues through the use of tools to gauge our traffic quality, we can not assure you that these charged-back revenues and the related traffic acquisition costs will not continue to have a material negative impact on our results of operations and liquidity. In addition, these charged-back revenues make it difficult to project our revenues and expenses.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We plan to continue to use cash flow from operations and our revolving line of credit to fund the majority of our anticipated levels of operations for the next 12 months. If we fail to generate enough revenue to support operations with our cash position and availability on our revolving line of credit, we may dispose of some non-core domain assets and/or raise additional funds as necessary to support any additional funding needs.

In the comparisons below, net cash flows provided by operating activities primarily consist of net (loss) earnings adjusted for certain items such as depreciation and amortization, deferred income taxes and changes in working capital.

Cash Flows for the Nine Months Ended September 30, 2010

Net cash provided by operating activities for the nine months ended September 30, 2010 was $1.7 million consisting primarily of a net loss of $499,000, increased by depreciation and amortization of $1.3 million, stock compensation expense of $169,000, and a decrease in accounts receivable of $1.3 million, offset by a decrease in accounts payable and accrued liabilities of $480,000.

Net cash used in investing activities for the nine months ended September 30, 2010 of $16,000 was primarily for the purchase of computer hardware.

Net cash used in financing activities for the nine months ended September 30, 2010 of $1.8 million was primarily attributable to a decrease in notes payable of $2.2 million resulting from the payoff of our Notes, partially offset by an increase of $389,000 in our revolving line of credit.

Cash Flows for the Nine Months Ended September 30, 2009

Net cash provided by operating activities for the nine months ended September 30, 2009 was $2.8 million consisting primarily of net earnings of $391,000, increased by a tax refund of approximately $1.3 million, depreciation and amortization of $1.3 million, and stock compensation expense of $213,000, partially offset by a decrease in accrued contributions of $764,000 due to our decision not to fund our ESOP with a contribution of company stock as previously anticipated, and an increase in accounts receivable of $831,000.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Litigation Against Former Officers

On November 5, 2009, Banks.com, Inc. (the “Company”) filed a lawsuit (case # CGC-09-494156) in the Superior Court of the State of California for the County of San Francisco against Robert Hoult, Dale Giessman, ProStream Media, and Moxiesearch (the “Suit”), and filed an arbitration claim in San Francisco, California under the Commercial Rules of the American Arbitration Association against Andrew Keery (the “Arbitration”) alleging: (1) breach of contract, (2) breach of fiduciary duty and duty of loyalty to the Company, (3) violation of California’s Uniform Trade Secrets Act, (4) trade dress infringement, and (5) violation of California’s unfair competition law. On December 29, 2009, Robert Hoult, Dale Giessman and ProStream Media filed a Notice of Removal to remove the above mentioned case from the Superior Court of the State of California for the County of San Francisco to the United States District Court, Northern District of California (case # 3:09-cv-06039-WHA).

Derivative Action

On March 9, 2010, Robert Hoult filed a putative Verified Shareholder Derivative Complaint (the “Derivative Complaint”) in the Superior Court for the State of California for the County of San Francisco (case # CGC-10-497625) against the Company’s five current directors, as defendants, and against the Company, as a nominal defendant. The putative Derivative Complaint asserted state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets against the individual defendants principally in connection with the operation of the Company’s search engine marketing services and the terms and conditions of certain transactions between the Company and certain of its current and former officers and directors, among other allegations. The plaintiff alleged that certain of the individual defendants caused the Company to engage in click fraud and untargeted traffic resulting in advertisers paying for unwanted clicks on their advertisements. The plaintiff further alleged that these actions ultimately led to loss of revenues from two of the Company’s former advertising network partners. The plaintiff also alleged that the defendants were parties to or approved transactions with the Company that failed to provide the Company with reasonable value.

Suit Settlement Agreement

On August 23, 2010, Banks.com, Inc. (the “Company”) and the Company’s five current directors entered into a settlement agreement with Robert Hoult and Moxiesearch.com, which was effective as of August 18, 2010 (the “Suit Settlement Agreement”), to resolve the Suit with respect to such parties. The Suit Settlement Agreement was also entered into to resolve the Derivative Complaint described above.

The Suit Settlement Agreement required Robert Hoult to file a request for dismissal of the Derivative Complaint with the San Francisco Superior Court, and he complied with this requirement. After the San Francisco Superior Court dismissed the Derivative Complaint with prejudice as to Hoult on August 27, 2010, the Company was required by the Suit Settlement Agreement to request dismissal of the Suit against Hoult and Moxiesearch.com. The Company complied with this requirement and the Suit was dismissed on August 27, 2010. Mr. Hoult then transferred or caused to be transferred, all of the shares of the Company’s common stock owned by him and members of his immediate family (i.e., 622,673 shares) to Deutsche Bank National Trust Company, as escrow agent (the “Escrow Agent”), to be held pursuant to the terms of an escrow agreement, described below, pending the dismissal of the Suit and the Derivative Complaint.

Escrow Agreement

In connection with the Suit Settlement Agreement, Robert Hoult, the Company and the Escrow Agent entered into an escrow agreement (the “Escrow Agreement”) on August 23, 2010, which was effective as of August 18, 2010. Pursuant to the terms of the Escrow Agreement, one business day following the execution of the Suit Settlement Agreement, Mr. Hoult deposited with the Escrow Agent 622,673 shares of common stock of the Company (the “Escrow Property”). The Escrow Agreement provided that the Escrow Agent was to release the Escrow Property to the Company within two business days following the Escrow Agent’s receipt of file-stamped court orders dismissing the Derivative Complaint and the Suit. If either court order was not issued within 30 days of the date that Mr. Hoult placed the Escrow Property in escrow with the Escrow Agent, Mr. Hoult was permitted to cancel the escrow and reclaim the Escrow Property. After the Derivative Complaint and the Suit were dismissed, the Company provided instructions to the Escrow Agent who began the transfer process on August 31, 2010. The 622,673 shares of common stock were ultimately delivered to the Company on October 8, 2010, and immediately retired.

Suit and Arbitration Settlement Agreement

On August 25, 2010, the Company entered into a settlement agreement, which was effective as of August 24, 2010, with Andrew Keery, Dale Giessman and ProStreamMedia.com (the “Suit and Arbitration Settlement Agreement”) to resolve the Suit and Arbitration with respect to such parties. The Suit and Arbitration Settlement Agreement provides that, in exchange for the release of all claims of the Company against Messrs. Keery and Giessman and ProStreamMedia.com pursuant to the Suit and the Arbitration the Company will receive, among other things, 50% of the gross profits of ProStreamMedia.com (the “ProStreamMedia Profits”) generated beginning on August 1, 2010, which shall be calculated as described in Suit and Arbitration Settlement Agreement.

Messrs. Keery and Giessman have represented to the Company that the ProStreamMedia Profits are currently derived from sponsored listing agreements between Remajo, LLC, a California limited liability company (“Remajo”) and other entities, pursuant to which Remajo receives revenues from the “Prostreammedia.com” domain name. Remajo then pays such revenues to the ProStreamMedia general partnership, whose general partners are Messrs. Keery and Giessman. Therefore, in order to accomplish payment of the ProStreamMedia Profits to the Company, the Suit and Arbitration Settlement Agreement requires the following. Mr. Giessman shall transfer all of the issued and outstanding equity interests of Remajo to Mr. Keery. Individually, and as the sole general partners of the ProStreamMedia general partnership, Messrs. Giessman and Keery shall then transfer all assets of the ProStreamMedia business to Remajo, including all right, title and interest in the domain name “Prostreammedia.com.” Messrs. Giessman and Keery shall then dissolve the ProStreamMedia general partnership. Remajo shall enter into an agreement with the Company, whereby it shall grant to the Company the right to receive the ProStreamMedia Profits. As security for the obligations of Remajo to the Company, the Company will have a first-priority lien on all issued and outstanding equity interests of Remajo owned by Mr. Keery and all trade names, trademarks, service marks, slogans, logos, domain names, URL addresses, trademark and service mark and domain registrations and trademark and service mark and domain applications relating to the ProStream Media name. In connection with the foregoing, the name of Remajo will be changed. The agreements assigning the ProStreamMedia Profits and granting the security interests described above have not yet been finalized.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Silicon Valley Bank Loan and Security Agreement, dated March 3, 2010, between Silicon Valley Bank (“SVB”), on the one hand, and Banks.com, Inc., Corporate Consulting Services, Inc., and Dotted Ventures, Inc. (together referred to as “Borrower”), on the other hand, prohibits us from paying any dividends or making any distribution or payment without the prior written consent of SVB. We must obtain prior written consent from SVB to redeem, retire or purchase any capital stock other than permitted distributions, which are: (a) purchases of capital stock from former employees, consultants and directors pursuant to repurchase agreements or other similar agreements in an aggregate amount not to exceed $100,000 in any fiscal year, provided that at the time of such purchase no event of default has occurred and is continuing; (b) distributions or dividends consisting solely of Borrower’s capital stock; and (c) purchases of fractional shares of capital stock arising out of stock dividends, splits or combinations or business combinations.

The table below sets forth the information with respect to purchases made by or on behalf of Banks.com, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended September 30, 2010.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
July 1, 2010 through July 31, 2010	—	—	—	—
August 1, 2010 through August 31, 2010(1)	622,673	(1)	622,673	—
September 1, 2010 through September 30, 2010	—	—	—	—
Total	622,673	—	622,673	—

(1)	As a result of a legal settlement more fully described above under “Legal Proceedings – Escrow Agreement”, 622,673 shares of Banks.com, Inc. common stock were transferred to the Company. Transfer instructions were provided and the transfer process was initiated on August 31, 2010. The shares were ultimately delivered to the Company on October 8, 2010, and immediately retired.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – (Removed and Reserved.)

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.1	Settlement Agreement, dated August 23, 2010 and effective as of August 18, 2010, by and among Banks.com, Inc., Daniel O’Donnell, Frank McPartland, Lawrence Gibson, Charles Dargan II, Steven Ernst, Robert Hoult, and Moxiesearch.com					X

10.2	Escrow Agreement, dated August 23, 2010 and effective as of August 18, 2010, by and among, Banks.com, Inc., Robert Hoult, and Deutsche Bank National Trust Company					X

10.3	Settlement Agreement, dated August 25, 2010 and effective as of August 24, 2010, by and among Banks.com, Inc., Andrew Keery, Dale Giessman, and ProStreamMedia.com					X

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKS.COM, INC.

Date: November 15, 2010	By	/s/ DANIEL M. O’DONNELL
Daniel M. O’Donnell President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)