Form 10-K
period 2010-12-31
Banks.com, Inc.
filed 2011-03-31
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, par value $.001 per share (“Common Stock”), held by non-affiliates of the registrant (assuming for these purposes, but without conceding that all executive officers, directors and greater than 5% shareholders are “affiliates” of the registrant) as of June 30, 2010 was approximately $2,270,318 based upon the last sale price for the Common Stock on the NYSE Amex on such date.

The number of shares of the registrant’s Common Stock outstanding as of March 30, 2010 was 25,814,103.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

BANKS.COM, INC.

FORM 10-K-ANNUAL REPORT

For the Fiscal Year Ended December 31, 2010

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

Item 1.	Business

Overview

We own and operate Internet media properties including: banks.com, irs.com, filelater.com and mystockfund.com. Our properties provide users with relevant finance-related content and services and provide vendors targeted online advertising opportunities. Through banks.com, we provide access to current financial content, including financial news, business articles, interest-rate tables, stock quotes, stock tracking and financial calculators. We also provide users access to tax related financial services including online tax preparation through irs.com and online tax extensions through filelater.com, a business we acquired in late 2010, as well as online stock brokerage services through mystockfund.com. We believe that focusing our content and services in the high-traffic financial services vertical will allow us to provide our advertisers operating in that vertical access to highly relevant, typed in and search engine optimization (“SEO”) generated traffic. We also operate proprietary search and shopping websites, including look.com and searchexplorer.com. We generate revenue on these sites primarily through search engine marketing efforts. In late 2009, we launched a premium pay-per-click advertising network known as the InterSearch AdNet, which currently serves over 10 billion advertising impressions per month on our proprietary websites, as well as a high quality publishing distribution network. In addition, we provide Internet technology professional services to Fortune 500 and other companies operating in the financial services sector.

Since changing our name to Banks.com in late 2007, we have shifted our business focus to the high value, financial services vertical. With this shift, we have exited some low margin business lines, such as domain parking (ParkingDots®) and have sold the web properties camps.com, summercamp.com, and greatcruises.com as we divested ourselves of non-core and non-finance related assets. We have also taken measures to mitigate our reliance on Internet advertising revenue by transitioning toward a multi channel revenue strategy consisting of customer acquisition, proprietary financial services, an expanded direct advertiser base, and third party advertising networks. In connection with our aforementioned change in business strategy, in January, 2008 we acquired the web properties mystockfund.com and mystockfundkids.com, and all of the issued and outstanding securities of MyStockFund Securities, Inc., an online broker/dealer offering a variety of financial services products. In December, 2010, we acquired the online tax extension business, FileLater.com. Acquisitions constitute an important part of our corporate history and our growth strategy.

In addition, we continue to operate the search related websites Look.com and SearchExplorer.com, as well as the InterSearch AdNet. Although these sites and business lines are not a key part of our growth strategy, they continue to be important revenue streams, especially outside of the tax preparation season. We intend to continue to operate these sites as long as they are viable and/or we divest ourselves of Look.com.

Our Growth Strategy

We believe that building long term shareholder value requires a focus on continuing to grow the organic traffic base to our financial services web properties with ongoing initiatives towards developing highly relevant content and services that users value. In order to achieve these objectives, our intent is to continue to focus on growing our business organically, as well as to consider strategic merger and acquisition alternatives with a view to capitalizing on the continued growth trend associated with Internet advertising and online financial services.

Key elements of our strategy include the following:

•

Maximize Revenue Potential of Our Web Properties. We have implemented numerous initiatives to increase our proprietary web traffic, including search engine optimization, social networking and online marketing activities in an effort to increase the search traffic to those sites. We also endeavor to increase the associated revenues from our web properties by adding relevant content through our advertising network relationships, developing additional relationships with direct advertisers, or some combination of these.

•

Expand Our Direct Advertiser Base. We have a direct sales effort focused on expanding the number of direct advertisers on our web properties and advertising network. Our Internet advertising products consist of keyword-targeted and display ads on our web properties that will typically appear more prominently as compared to the sponsored listings and display ads from our third-party providers. Our sales efforts generally include direct marketing and trade show attendance and sponsorship.

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

•

Increase Customer Acquisition. We believe increasing the revenue we derive from customer acquisition and customer retention are important components to the longer term success of our business. As we expand the content on our web properties, we have developed opportunities to acquire and retain new customers through several different services, including, our white label online tax preparation service on irs.com, our online tax extension service on filelater.com and investment related services offered through our subsidiary, MyStockFund Securities, Inc. We believe that increased customer acquisition will have both a tangible and intangible impact on the business through increased recurring revenues and growing brand loyalty.

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

•

Monitor the Quality and Relevance of Traffic on Our Network. We maintain a stringent set of standards for quality and relevance of traffic in order to ensure a high value proposition for our advertisers. Maintaining a high level of traffic quality is an ongoing, industry wide, challenge so in addition to our proprietary internal controls and as such, have implemented the click fraud technology of Adometry (formerly known as Click Forensics) to augment our internal systems that allow us to detect, isolate, and terminate questionable sources of traffic. As part of our ongoing initiative to identify and eradicate such traffic, we will continue to use the information gathered from our proprietary data warehouse and third party quality protection tools and aggressively monitor the quality and relevance of traffic on our network. With increased traffic quality, we expect to be able to strengthen our relationships with our current advertising network partners and attract marquee direct advertisers.

•

Consider Strategic Options. We believe that a company of our size may have the opportunity to accelerate its growth through various strategic alternatives including pursuing merger and acquisition partners. Acquisitions of domain properties and their associated businesses have been an important part of our corporate history. We will continue to analyze acquisition and merger opportunities that will help maximize shareholder value.

Industry Overview

The Internet and Online Commerce

The Internet continues to develop as a significant global medium for communication, content and commerce and has led to substantial growth in online shopping for goods and services. As use of the Internet to research and purchase products and services increases, businesses are seeking ways to more effectively reach consumers online. As a result, both online and traditional retail businesses are increasingly using the Internet to advertise their products and services.

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

Our Services and Products

Our Internet advertising services are designed to enable advertisers to sell their products and services online to a large base of potential, targeted customers through our distribution network which consists of search engines and selected web properties. We currently provide these services through the continued development of our flagship web property www.banks.com, through which we offer online users an online consumer banking one-stop marketplace built around a domain name that is synonymous with that offering. Users can find information on a broad range of financial products and services, from mortgage rates & providers and financial calculators. On irs.com, users find ready access to tax preparation and other tax related services and on filelater.com, users can file online tax extensions in a matter of minutes. On mystockfund.com, they are offered niche stock brokerage services such as fractional share investing. The Banks.com network of web properties also features a wealth of resources and advice on personal finance topics in a convenient user format. We also provide these types of services for those consumers and advertisers searching for more general goods and services through our search and shopping related websites look.com and searchexplorer.com. In addition, through our consultants, we provide professional and technical solutions to the financial services industry through our operating subsidiary InterSearch Corporate Services, Inc.

Internet Advertising Services

By providing consumers access to relevant products and services, in response to their targeted Internet searches, we offer businesses an effective method of driving qualified prospects for their products and services to their websites. We accomplish this by distributing the listings of our advertising network partners and direct advertisers throughout our network of web properties, search engines and traffic partners. Advertisers pay our advertising network partners only when an Internet user clicks-through on the advertisers’ listing. When an Internet user clicks-through on an advertiser’s listing on any of our web properties, our advertising network partner generates revenue that they then share with us.

We also provide direct advertisers with highly motivated and relevant traffic. We typically collect revenue from our direct advertisers based on one of the following three methods: (1) “CPM”, or “cost per thousand impressions,” whereby the direct advertiser pays us for each 1,000 impressions an advertisement appears on one of our web properties; (2) “CPC”, or “cost–per-click,” whereby the direct advertiser pays us each time a user clicks on an advertisement listed on one of our web properties and then redirects the user to the advertisers website; and (3) “CPA”, or “cost per acquisition,” whereby the direct advertiser pays us for each customer who completes a desired action such as registering and/or purchasing goods or services through the advertiser’s website.

In order to leverage the highly motivated and relevant traffic throughout the Banks.com network, we also integrated our AdCenter to promote direct advertiser relationships with inherently higher margins for relevant traffic and sales leads. The AdCenter allows advertisers to bid for placement within the search results that appear on our web properties, as well as providing them access to the networks of our traffic partners.

On October 21, 2008, we entered into an advertising partnership with InfoSpace, Inc., whereby InfoSpace provides paid search results on banks.com and look.com. On December 31, 2010, this agreement automatically renewed for one year. In addition, in 2010, we began utilizing Google’s AdSense for Content and AdSense for Search products on banks.com and irs.com.

Product Offerings

Banks.com is a financial services portal providing users and subscribers with relevant financial information on the web and provides free tools to assist visitors with financial decision-making. Banks.com is an online consumer finance marketplace aggregating information on a range of products: mortgages, taxes, saving accounts, auto loans, college financing, debt management, retirement, and more. The web property features a wealth of resources and advice on personal finance topics in a convenient user format. Also included on the site is an expansive array of popular financial calculators and a library of useful articles and blogs, providing users with insight into pertinent topics. Through irs.com, we provide consumers access to online tax preparation and other tax related services, as well as a localized search initiative that allows users to browse a comprehensive directory to identify and compare local tax preparers. Through filelater.com, we provide taxpayers the ability to file an online tax extension and receive acknowledgment of that filing from the IRS in a matter of minutes.

MyStockFund.com offers fractional share investing and dollar cost averaging brokerage product that allows investors to build a diversified portfolio in stocks, index funds and bond funds without incurring the high fees and trading costs of traditional brokerage firms. MyBanks.com provides a platform that hosts user generated content on a variety of financial topics and provides customers with an opportunity to share investment advice and ideas with each other, and discuss their experience with various financial products.

Search Services

We continue to operate proprietary search related websites including look.com and searchexplorer.com. We generate traffic to these sites primarily via search engine marketing efforts and revenue is derived when a consumer clicks on a sponsored search result of either a direct advertiser or an advertiser provided to us by our advertising partners such as InfoSpace. Although not our focus, these websites continue to represent a meaningful percentage of our revenue and gross profit throughout the year. In the third and fourth quarters (off season for the U.S. tax industry), these sites represent a substantial majority of our revenue and gross profits.

Corporate Services

Through our InterSearch Corporate Services, Inc. subsidiary, we provide technology professional services in the areas of information and Internet technology, staffing and consulting to companies primarily in the financial services industry including Wells Fargo and Fidelity Investments. We endeavor to provide clients with qualified individuals on a contractual basis with the appropriate skills and experience to service their employee resource needs.

Our Advertiser Network

Advertiser listings displayed on our distribution network are derived from our advertising network partners and direct advertisers on certain of our web properties, including, www.banks.com, www.look.com and the InterSearch AdNet.

Our advertising network partners currently consist of leading search providers including InfoSpace, which provides us a comprehensive meta search solution that includes paid results from Google, Yahoo!, Microsoft and Ask.com, Local.com and Business.com. Paid search engines, such as these, partner with us in order to gain access to the users of our network for their advertisers. Access to search requests on our network increases the potential for paid click revenue because their advertisers’ listings are distributed in response to a larger number of search queries. Generally, our arrangements with our advertising network partners provide that we receive a fixed percentage of their advertising revenue per paid click. In the year ending December 31, 2010, InfoSpace was our largest advertising network partner and represented a substantial majority of our revenue.

Our Distribution Network

Our distribution network consists of our web properties and search engines, including, banks.com, irs.com, look.com, searchexplorer.com and the InterSearch AdNet. When a consumer initiates an Internet search on one of our web properties, we deliver relevant listings from our advertising network partners and our direct advertisers.

In most cases, when a user clicks on one of these advertisements, we receive a pay-per-click fee. During the year ended December 31, 2010, we received approximately 72 million paid clicks from our distribution network, as compared to approximately 83 million for the year ended December 31, 2009. During the year ended December 31, 2010, we serviced approximately 2,000 online tax preparation customers compared to 13,000 in the year ended December 31, 2009. This decrease was primarily attributable to the fact that we sold much of this advertising inventory to a major online tax preparation service. We also serviced approximately 4,500 online tax extension customers in 2010. Any increase in customer acquisitions will come at the expense of paid advertiser clicks and vice versa, but we believe a multi channel revenue strategy of customer acquisitions, in addition to Internet advertising, will allow us to build a more sustainable long term business model. Therefore, future comparisons of the number of paid clicks we generate year over year may not be a reliable measure of the overall success of our business when viewed in isolation.

Internet users can navigate our web properties in various ways, including direct navigation. For example, an online user who is specifically interested in obtaining information about finance-related goods and services may arrive at one of our web properties via direct navigation through the web address bar of their Internet browser. Once the user has arrived at the web property they will find relevant product listings and information. As the user finds relevant information and clicks on a particular listing, we typically receive a pay-per-click fee, which we call a paid click, or we may share in revenues generated by the sponsored listing.

Information Technology and Systems

We strive to maintain technologies that are compatible with and/or compliment the systems used by our advertising and distribution network partners. By utilizing open standards it allows us to maintain open connectivity amongst heterogeneous networks. We rely on our proprietary technology platform combined with commercially available technology from industry-leading providers to deliver real-time customer support and interactive reporting for our advertising and distribution network partners. We employ Open Source Software (OSS) technologies and products distributed by various companies and organizations. We also utilize commercially available technologies and products.

Our technology platform enables us to rapidly deliver listings from our advertising network partners in response to search requests by Internet users made in our distribution network. Our technology is designed to gather information from multiple data points and compile the results according to a proprietary set of rules that we have developed. Each query or click-through from our distribution network is subject to a filtering process in order to minimize costs and to improve advertiser return on investment by minimizing such things as double-clicks and other illegitimate click-throughs. Our technology incorporates an accounting system that provides our advertising and distribution network partners with the information they need to manage their relationships with us.

We rely upon third parties to provide hosting services, including hardware support and service, and network coordination. Our servers are configured for high availability and large volumes of Internet traffic and are located in leased third-party facilities. Back-end databases make use of redundant servers and data storage arrays. We also have standby servers that provide for additional capacity as necessary. The facilities housing our servers provide redundant HVAC, power and Internet connectivity and are SAS 70 Type II certified.

We continue to build and innovate additional functionality to attempt to meet the quickly evolving demands of the marketplace. The cost of developing our technology solutions is included in the overall cost structure of our services and is not separately funded by any individual advertisers or distribution network partners.

Competition

Internet Advertising Services

Despite the anticipated growth possibilities, the Internet advertising market is expected to remain intensely competitive and has been negatively impacted by the recent economic downturn. We believe that the principal competitive factors in our market are the quality and volume of our organic traffic, the quality and effectiveness of our search engine marketing efforts, network size, revenue sharing arrangements, services, convenience, relevant content, accessibility, customer service, quality of search tools, reliability and speed of fulfillment of paid search listings across the Internet infrastructure. While not of the scale of many in our industry, we believe we are well positioned to compete in our industry based on the size and quality of our organic traffic flow and our search engine marketing infrastructure. This coupled with an ongoing strategy of providing relevant and quality content makes us an attractive alternative financial destination for Internet users. Nearly all of our competitors have longer operating histories, larger distribution networks, greater brand recognition and significantly greater financial, marketing and other resources than we do. Although we partner with some of the most predominant search engines to provide paid search results on our distribution networks, we also compete with those search engines for Internet search traffic. Our primary competitors in the Internet advertising and financial services spaces include BankRate, TheStreet.com, TurboTax, TaxAct, H&R Block, Yahoo!, Google, Bing, Ask.com and Marchex. In addition, we believe that more competitors will enter into the online media and paid search advertising market. The Internet industry continues to experience consolidation, including the acquisitions of online media sites and companies offering paid search services. Industry consolidation may result in larger, more established and well-financed competitors with a greater focus on paid search services. If this trend continues, we may be unable to compete in these markets and our financial results may suffer.

Additionally, larger companies such as Google and Microsoft may implement policies and/or technologies into their search engines or software that make it less likely that consumers will reach, or execute searches on, our distribution network. If we are unable to successfully evolve and compete against current and future competitors or if our current advertising network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

We are also affected by the competition among destination websites that reach users or customers of search services. In light of our decision to primarily focus on the financial services vertical of online advertising, we currently compete for Internet advertising revenues with the personal finance sections of general interest sites such as Bankrate.com, Yahoo! Finance, and TheStreet.com. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as AOL, Google, Microsoft through Bing and Yahoo!, through its subsidiaries, dominate online user traffic. The online search industry continues to experience consolidation of major media sites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. The major destination websites and distribution providers may have leverage to demand more favorable contract terms, such as pricing, renewal and termination provisions.

Financial Services

The online financial services market continues to evolve rapidly and we expect it to remain highly competitive. Our MyStockFund subsidiary competes with full commission, discount and online brokerage firms. Some of these competitors provide Internet trading and banking services, investment advisor services, touchtone telephone and voice response banking services, electronic bill payment services and a host of other financial products. Our tax preparation and tax extension businesses compete with the much larger firms such as Intuit and H&R Block. Almost all of our competitors have longer operating histories and greater resources than we do and offer a wider range of financial products and services. Most have greater name recognition, greater market acceptance and larger customer bases. In recent years, the financial services industry has become more concentrated, as companies involved in a broad range of financial services have been acquired, merged or have declared bankruptcy. In the aftermath of the financial crisis of 2008, this trend accelerated considerably, as a significant number of U.S. financial institutions consolidated, were forced to merge, or received substantial government assistance. These developments could result in our remaining competitors having greater capital and other resources, such as the ability to offer a broader range of products and services.

We believe we can continue to attract customers by appealing to retail investors in the niche of fractional share investing by providing them with low-cost, easy to use online investing platform where they can buy fractions of a share of most common stocks on a regular investing schedule. We also believe we can continue to attract customers to our tax preparation and tax extension sites through traffic originated from irs.com and by virtue of our strong rankings in the organic listings of the major search engines. We also face intense competition in attracting and retaining qualified employees. Our ability to compete effectively in financial services will depend upon our ability to attract new employees and retain and motivate our existing employees while efficiently managing compensation related costs.

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

Employees

We instituted a reduction in employee headcount in the fourth quarter of 2010 and as a result as of March 30, 2011, we had 15 employees. This number includes employees of our MyStockFund subsidiary, as well as the billable consultants in our professional services group, InterSearch Corporate Services. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

RISKS RELATING TO OUR COMPANY, OUR BUSINESS, AND OUR INDUSTRY

We may require additional funding, which may not be available on favorable terms or at all.

Our future capital requirements will depend on the amount of cash generated or required by our current operations, as well as additional funds which may be needed to finance future acquisitions. Future cash needs are subject to substantial uncertainty. We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations. If we raise additional funds by issuing equity securities, our existing shareholders may be diluted. We will pursue securing a new line of credit upon the expiration of our current line with Silicon Valley Bank to help alleviate any potential shortfalls in cash flow that we may experience, but there is no guarantee we will ultimately be successful in securing such facility.

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

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Bankrate.com, Yahoo! Finance, and TheStreet.com. In addition, the online paid search market is intensely competitive. Our primary current competitors include Yahoo!, Google, Bing, Ask.com and Marchex.

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

Additionally, larger companies may implement policies and/or technologies into their search engines or software that make it less likely that consumers can reach, or execute searches on, our distribution network partners’ websites and less likely that consumers will click-through on sponsored listings from our advertising network partners. The implementation of such technologies could result in a decrease in our revenues. If we are unable to successfully compete against current and future competitors or if our current advertising network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

We rely on our advertising network partners to provide us access to their advertisers, and if they do not or they exert significant pricing pressure on us, it could have an adverse impact on our business.

We rely on our advertising network partners to provide us with advertiser listings so that we can distribute these listings through our distribution network in order to generate revenue when a consumer click-through occurs on our advertiser network partners’ sponsored listings. For the year ended December 31, 2010, a substantial majority of our revenue was derived from our primary advertising network partner, InfoSpace, Inc. Our success depends, in part, on the maintenance and growth of our advertising network. If we are unable to develop or maintain relationships with our advertising network partners or if one or more of them exert significant pricing pressure on us, our operating results and financial condition will suffer.

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

InfoSpace was our largest advertising network partner, accounting for a substantial majority of our total revenue for the year ended December 31, 2010. Our agreements with InfoSpace currently run through December 31, 2011, with provisions for automatic renewals for successive one year terms, unless terminated by either party. We cannot assure you that, should these agreements fail to renew or should the contracts be terminated or modified in advance of that date, we will be able to timely replace the sponsored listings they provide us from Google, Yahoo and Ask.com. We have had similar agreements in the past that have failed to renew or been modified prior to their termination where our financial results were harmed.

One of our customers accounts for a significant portion of our accounts receivable, and the failure to collect from that customer would harm our financial condition and results of operations.

InfoSpace, Inc. accounts for a significant portion of our accounts receivable. At December 31, 2010, InfoSpace represented a substantial majority of our total accounts receivable. These accounts have been, and will likely continue to be, unsecured and any failure to collect some or all of these accounts would harm our financial condition and results of operations.

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

In addition, if any of these third party providers cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service, failure of their infrastructure and/or failure of their security systems. .

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

Impairment of intangible assets would result in a decrease in earnings.

Current accounting rules require that intangible assets with indefinite useful lives be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased.

We have substantial intangible assets on our balance sheet, and we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets is determined. Any additional impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

Impairment of the deferred tax assets recorded on our balance sheet has decreased our earnings in the past and may do so again in the future.

We periodically review the probability of the realization of our deferred tax assets on our balance sheet based on forecasts of taxable income. As part of this review, we utilize historical results, projected future operating results, eligible carryforward periods, tax planning opportunities, and other relevant considerations. Adverse changes in our profitability have required changes in the valuation allowances that reduced our deferred tax assets on our balance sheet in the past and this may occur again in the future. Such changes have triggered material non-cash expenses to be recorded in the period in which the changes were made and had a material adverse impact on our results of operations or financial condition.

Government and legal regulations have damaged our business in the past and may damage it in the future.

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

The application of new and existing laws and regulations to the Internet or other online services has had a material adverse effect on our business, prospects, financial condition and results of operations in the past. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The Taxpayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 would have amended Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. Although the legislation was never passed by the Senate or signed into law and the bill died with the ending of the 110th Congress in January 2009, there is no guarantee that similar legislation won’t be introduced and passed into law by the current or future Congress. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, such legislation may adversely impact our overall operations. We own the Internet domain address www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. While the bill was never passed into law, if enacted, the passage of such legislation could have severely adversely affected our use of our Internet domain address www.irs.com as well as our overall operations. In the event a bill such as H.R. 1677 were to become law , we intend to be continue to be diligent in our communications with the Internal Revenue Service and Congress in an effort to mitigate any potential negative effects of such legislation.

We may be subjected to large scale advertiser defections due to external organizations exerting influence.

The passage of H.R. 1677 in April 2007 resulted in a modification of the 2008 Operating Agreement of the Free File Alliance and prohibited their members from advertising on the domain irs.com. The Free File Alliance is a public/private cooperative of nineteen online tax providers who provide certain U.S. citizens with access to free online tax preparation in cooperation with the Internal Revenue Service. Their members represent the vast majority of the online tax preparation market including TurboTax, H&R Block and TaxAct and the unexpected loss of their advertising dollars had an adverse affect on our business in 2008. We have been diligent in mitigating the adverse affects of this and have historically taken such steps as redirecting the traffic from irs.com to banks.com. Although we are no longer redirecting traffic from irs.com to banks.com, we have stopped identifying the site as irs.com by removing the term from the header of the site. We have also increased the prominence of our disclaimer that we are not the Internal Revenue Service to help minimize the possibility of any user confusion, as well as providing users links to irs.gov. The Free File Alliance no longer prohibits their members from advertising on the banks.com domain but we cannot assure you that they will continue allow their members to advertise with us or that individual members will not decide on their own not to advertise with us.

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

We are subject to the rules and regulations of the SEC, including those rules and regulations mandated by the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires all reporting companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. The costs to comply with these requirements will likely be significant and may adversely affect our operating results. Section 404 further requires that the reporting company’s independent auditors attest to, and report on, this management assessment. As of December 31, 2010, the Company was not yet subject to the auditor attestation requirement of Section 404; however, the Company expects its expenses related to its internal and external auditors to increase significantly. If we fail to maintain a system of adequate controls, it could have an adverse effect on our business and stock price.

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

If insolvency laws or actions of our lessor prevent us from exercising our rights under our option agreement entered into in connection with our sale/leaseback transaction relating to our banks.com domain name, it could have a material adverse impact on our business, results of operation and financial condition.

We entered into a sale-leaseback arrangement whereby we assigned our domain name, banks.com, in exchange for a cash payment and entered into a lease agreement to lease back the domain name for a five year term. At the same time, the lessor of the domain name granted us an option to purchase the domain for a nominal amount at the end of the lease. If the lessor of the domain name were to become subject to any insolvency law, the lessor or its trustee-in-bankruptcy may attempt to reject the option agreement or provisions of the United States Bankruptcy Code may materially limit or prevent the enforcement of the lessor’s obligations under the option agreement. If a court were to limit or prevent enforcement of the option agreement or if an attempt were made to litigate any of the foregoing issues, then we may lose our right to exercise the option or such right could be delayed or the exercise price of the option could be increased. In addition, if, through inadvertence or fraud, the lessor transfers only the domain, but not the option agreement, to a purchaser who purchases in good faith without knowledge that the purchase violates our rights in the domain name, the purchaser could defeat our ownership interest in the domain pursuant to the exercise of its purchase option. We and the lessor have taken certain steps in structuring the sale-leaseback transaction in an effort to mitigate the occurrence of the foregoing. However, there is no assurance that these measures will be respected by a court if the lessor seeks bankruptcy protection or otherwise transfers the domain in violation of the option agreement. Our loss of the banks.com domain name or any substantial increase in the price we must pay to exercise our purchase option for the domain would likely have a material adverse affect on our business, results of operation and financial condition.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

If we are unable to maintain compliance with certain of the NYSE Amex continued listing standards, then our common stock could be subject to immediate delisting.

Although we are currently in compliance with the NYSE Amex continued listing standards, we have been out of compliance with those standards in the past and may again be out of compliance in the future. On October 10, 2008, we received a letter from the NYSE Alternext US LLC, now known as the NYSE Amex (the “Exchange”), indicating that we were below certain of the Exchange’s continued listing standards. Specifically, we were not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide (the “Company Guide”) in that we had sustained losses which were so substantial in relation to our overall operations or our existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of the Exchange, as to whether we could continue operations and/or meet our obligations as they matured. The letter from the Exchange also indicated that, due to its low selling price, our common stock may not be suitable for auction market trading.

The Exchange afforded us an opportunity to submit a plan of compliance to the Exchange by November 10, 2008, which deadline was later extended to November 17, 2008, demonstrating our ability to regain compliance with the Exchange’s continued listing standards. We submitted such a plan to the Exchange by the deadline, and, in a letter dated January 6, 2009; the Exchange notified us that it accepted our plan of compliance and granted us an extension until April 10, 2009 to regain compliance with the continued listing standards. After evaluating our progress with the plan, the Exchange notified us on May 11, 2009 that an additional extension had been granted to us until August 11, 2009. On August 10, 2009, we provided the Exchange with an update on the status of our compliance with our debt covenants and the overall progress of the business.

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

Trading of our common stock is conducted on the NYSE Amex and a substantial percentage of our outstanding shares are held by officers, directors and affiliates and as a result, trading in our common stock has historically been limited. This limited trading adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, you may obtain lower prices for our common stock than might otherwise be obtained.

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

Due to the emerging nature of the paid search market, we have historically had difficulty in predicting our results and may, in the future, not be able to accurately predict our operating results on a quarterly basis, if at all, which may lead to further volatility in the trading price of our common stock. In addition, the stock market in general, and the market for online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and potentially, economic loss, and a diversion of our management’s attention and resources. As a result of these and other factors, you may not be able to resell your shares above the price you paid and may suffer a loss on your investment.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of February 28, 2011, our executive officers and directors (including affiliates of such executive officers and directors) beneficially owned or controlled approximately 40% of the outstanding shares of our common stock. Our Chief Executive Officer and his spouse beneficially own an additional 3 million shares of preferred stock which is convertible to common stock on at 3:1 basis. In total, on February 28, 2011, our executive officers and directors (including affiliates of such executive officers and directors) beneficially owned or controlled approximately 46% of the outstanding shares of our common stock and preferred stock (on an as-converted basis). Accordingly, these executive officers and directors, acting as a group, will have substantial influence and may control the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our corporate headquarters are currently located at 222 Kearny Street, Suite 550, San Francisco, California, where we lease approximately 7,615 square feet of space. The term of the lease commenced on November 1, 2005 and expires on April 15, 2011. Our base rent payments during 2010 were $18,178 per month increasing to $18,692 per month through the expiration of the lease, plus the cost of our tenant improvements. Additionally, we are responsible for paying a portion of the operating expenses and property taxes related to the building.

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

On March 16, 2011, we entered into a service agreement with HQ Global Workplaces, LLC, “Regus” commencing April 1, 2011 through November 30, 2011 to share the use of its facility. Accordingly, commencing on or about April 1, 2011 our corporate headquarters will be located at 425 Market Street, Suite 2200, San Francisco, CA 94105. The service payments are: $2,005 per month commencing April 1, 2011 increasing to $3,420 per month on June 1, 2011.

Item 3.	Legal Proceedings.

We are subject to routine litigation arising in the normal course of business from time to time. Beginning in November 2009, we were involved in legal proceedings which were settled as described below.

Suit Settlement Agreement Related to Litigation Against Former Officers

On August 23, 2010, Banks.com, Inc. (the “Company”) and the Company’s five current directors entered into a settlement agreement with Robert Hoult and Moxiesearch.com, which was effective as of August 18, 2010 (the “Suit Settlement Agreement”), to resolve a suit involving such parties. The Suit Settlement Agreement was also entered into to resolve a Derivative Complaint initiated by Mr. Hoult.

The Suit Settlement Agreement required Robert Hoult to file a request for dismissal of the Derivative Complaint with the San Francisco Superior Court, and he complied with this requirement. After the San Francisco Superior Court dismissed the Derivative Complaint with prejudice as to Hoult on August 27, 2010, the Company was required by the Suit Settlement Agreement to request dismissal of the Suit against Hoult and Moxiesearch.com. The Company complied with this requirement and the Suit was dismissed on August 27, 2010. Mr. Hoult then transferred or caused to be transferred, all of the shares of the Company’s common stock owned by him and members of his immediate family (i.e., 622,673 shares) to Deutsche Bank National Trust Company, as escrow agent (the “Escrow Agent”), to be held pursuant to the terms of an escrow agreement, described below, pending the dismissal of the Suit and the Derivative Complaint. On October 8, 2010, all open matters were resolved such that the shares were transferred to the Company, resulting in a gain on legal settlement of $224,000.

Suit and Arbitration Settlement Agreements Related to Litigation Against Former Officers

On August 25, 2010, the Company entered into a settlement agreement, which was effective as of August 24, 2010, with Andrew Keery, Dale Giessman and ProStreamMedia.com (the “Suit and Arbitration Settlement Agreement”) to resolve a Suit and Arbitration with respect to such parties. The Suit and Arbitration Settlement Agreement provides that, in exchange for the release of all claims of the Company against Messrs. Keery and Giessman and ProStreamMedia.com pursuant to the Suit and the Arbitration the Company will receive, among other things, 50% of the gross profits of ProStreamMedia.com (the “ProStreamMedia Profits”) generated beginning on August 1, 2010, which shall be calculated as described in Suit and Arbitration Settlement Agreement.

Messrs. Keery and Giessman have represented to the Company that the ProStreamMedia Profits are currently derived from sponsored listing agreements between Remajo, LLC, a California limited liability company (“Remajo”) and other entities, pursuant to which Remajo receives revenues from the “Prostreammedia.com” domain name. Remajo then pays such revenues to the ProStreamMedia general partnership, whose general partners are Messrs. Keery and Giessman. Therefore, in order to accomplish payment of the ProStreamMedia Profits to the Company, the Suit and Arbitration Settlement Agreement requires the following. Mr. Giessman shall transfer all of the issued and outstanding equity interests of Remajo to Mr. Keery. Individually, and as the sole general partners of the ProStreamMedia general partnership, Messrs. Giessman and Keery shall then transfer all assets of the ProStreamMedia business to Remajo, including all right, title and interest in the domain name “Prostreammedia.com.” Messrs. Giessman and Keery shall then dissolve the ProStreamMedia general partnership. Remajo shall enter into an agreement with the Company, whereby it shall grant to the Company the right to receive the ProStreamMedia Profits. As security for the obligations of Remajo to the Company, the Settlement Agreement requires that the Company shall have a first-priority lien on all issued and outstanding equity interests of Remajo owned by Mr. Keery and all trade names, trademarks, service marks, slogans, logos, domain names, URL addresses, trademark and service mark and domain registrations and trademark and service mark and domain applications relating to the ProStream Media name. In connection with the foregoing, the name of Remajo will be changed. The agreements granting the security interests described above have not yet been finalized.

Although the results of litigation and claims cannot be predicted with certainty, we do not believe the results of such litigation would have a material adverse effect on our business, financial condition or results of operations.

Item 4.	(Removed and Reserved.)

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock trade on the NYSE Amex (the “Exchange”) under the symbol “BNX.”

The following table sets forth the high and low sales prices for our common shares as reported on the Exchange for the periods indicated:

	High	Low
Year Ending December 31, 2010:
First Quarter	$.51	$.22
Second Quarter	$.80	$.32
Third Quarter	$.43	$.25
Fourth Quarter	$.40	$.16

Year Ending December 31, 2009:
First Quarter	$.33	$.01
Second Quarter	$.35	$.10
Third Quarter	$.37	$.11
Fourth Quarter	$.33	$.14

Holders

At the close of business on March 30, 2011, there were 25,814,103 outstanding common shares, which were held by approximately 140 shareholders of record.

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

Not Applicable.

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

Overview

We review our operations based on both our financial results and non-financial measures. Our primary source of revenue is our Internet advertising services; although we continue to expand our other revenue we derive from sources such as tax preparation, tax extension and stock brokerage services. For our Internet advertising services we review revenue-per-click and cost-per-click. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. A significant reduction in click-throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest expense is traffic acquisition costs, which consist primarily of Internet advertising costs. We seek to decrease our cost-per-click through continuing optimization efforts and increasing page yield through the use of our proprietary analytics.

We currently depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. InfoSpace represented 58% of our total 2010 revenue, although they represented only 19% of our revenue in Q4 of 2010. While these percentages will vary quarter to quarter, we plan to continue our efforts to mitigate our reliance on the revenue we derive from InfoSpace. We evaluate our business by measuring our total number of paid clicks, as well as other metrics related to customer acquisitions such as number of new customers and length of time we retain existing customers.

In 2010, we received approximately 72 million paid clicks from our distribution network, as compared to approximately 83 million for the year ended December 31, 2009. In 2010, we serviced approximately 2,000 online tax preparation customers compared to 13,000 in 2009. This decrease was primarily attributable to the fact that we sold much of this advertising inventory to a major online tax preparation service. We also serviced approximately 4,500 online tax extension customers in 2010. Any increase in customer acquisitions will come at the expense of paid advertiser clicks and vice versa, but we believe a multi channel revenue strategy of customer acquisitions, in addition to Internet advertising, will allow us to build a more sustainable long term business model. Therefore, future comparisons of the number of paid clicks we generate year over year may not be a reliable measure of the overall success of our business when viewed in isolation.

During 2009, we expanded the number of relationships with advertising network partners. Although only a nominal percentage of our 2009 revenues, this business line represented 13% of our revenue in 2010. We plan to maintain our distribution network while maintaining a high quality of traffic by continuing to exclusively enter into agreements with partners who have existing tier one search relationships with providers such as: Google, Yahoo and/or Bing.

Our 2010 financial performance was negatively impacted by a series of revenue charge backs totaling $610,000 and an increase in legal expenses related to our now settled litigation of approximately $390,000. The revenue associated with these charge backs also had significant corresponding traffic acquisition costs that were not recoverable from our distribution network partners. As a result, beginning in October 2010, we have drastically reduced our search engine marketing efforts and have reassessed our strategy for this business line going forward. Although we are engaging in search engine marketing efforts on a limited basis and have implemented additional traffic quality monitoring, we have made the strategic decision to continue to align our cost structure so that it does not rely on these search marketing efforts. In addition, through staff reductions and attrition, we have reduced our overall employee headcount by eight personnel, which represents approximately 40% of our staff (excluding billable consultants in our Corporate Services division). We have also reduced other SG&A expenses in an effort to better align our cost structure to be less reliant on search marketing.

In late 2010, we acquired the online tax extension business, filelater.com, as a complimentary business to irs.com. This acquisition included an existing client base, technology platform and a niche, tax extension related, domain portfolio. We believe we are well positioned to become a dominant player in the largely untapped market for online tax extensions.

Seasonality

Our quarterly results have fluctuated in the past and will continue to do so in the future due to seasonal fluctuations in the level of Internet usage and our online tax related businesses. As is typical in our industry, the second and third quarters of the calendar year generally experience relatively lower overall Internet usage than the first and fourth quarters. The extent to which usage may decrease during these off-peak periods is difficult to predict. In addition, our reliance on revenues generated through our ownership of the Internet domain irs.com and filelater.com will further cause our revenues to be largely seasonal in nature, with peak revenues occurring during the U.S. tax filing season of January through April. Therefore, our first and second quarter results should not be viewed as indicative of results for the entire fiscal year.

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

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements appearing at the end of this report for the year ended December 31, 2010.

Consolidated Results of Operations

The following table sets forth information for the years ended December 31, 2010, derived from our consolidated financial statements which were audited by Burr Pilger Mayer, Inc. and December 31, 2009, derived from our consolidated financial statements which were audited by Hacker, Johnson & Smith PA, and are included elsewhere in this annual report on Form 10-K (dollars in thousands, except per share data).

	Year Ended December 31,
	2010	2009
Revenues	$9,549	$11,475

Operating expenses:
Traffic acquisition costs	4,021	4,279
Depreciation and amortization	1,714	1,758
Sales and marketing expense	1,049	884
General and administrative expense	3,878	2,834

Total operating expenses	10,662	9,755

(Loss) income from operations	(1,113)	1,720
Other gain (loss)	—	(42)
Gain on legal settlement	224	—
Interest expense	(385)	(1,112)

(Loss) income before income taxes	(1,274)	566
Income taxes (expense) benefit	330	(280)

Net (loss) income	$(944)	$286
Preferred stock dividends	(30)	(30)

Net (loss) income available to common stockholders	$(974)	$256

Basic net (loss) income per share	$(.04)	$.01

Diluted net (loss) income per share	$(.04)	$.01

Basic weighted average common shares outstanding	26,093,681	25,966,733

Diluted weighted average common shares outstanding	26,093,681	27,227,262

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2010	2009
Revenues	100%	100%

Operating Expenses:
Traffic acquisition costs	42	37
Depreciation and amortization	18	15
Sales and marketing	11	8
General and administrative	41	25

Total operating expenses	112	85

(Loss) income from operations	(12)	15
Other gain (loss)	—	—
Gain on legal settlement	2	—
Interest expense	(4)	(10)

(Loss) income before income taxes	(14)	5
Income taxes (expense) benefit	4	(2)

Net (loss) income	(10)	3

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue. Revenue decreased 17% to $9.5 million for the year ended December 31, 2010 from $11.5 million for the year ended December 31, 2009. This decrease was primarily attributable to revenue charge backs of $610,000 and a subsequent decrease in search related advertiser revenue that resulted from a reduction in search engine marketing spend.

Traffic acquisition cost. Traffic acquisition costs decreased 7% to $4.0 million for year ended December 31, 2010 from $4.3 million for the year ended December 31, 2009. This decrease was primarily attributable to a decrease in search engine marketing spend and a continued focus on generating traffic to our proprietary web properties through search engine optimization and direct navigation, which have minimal traffic acquisition costs.

Depreciation and amortization. Depreciation and amortization decreased 3% to $1.7 million for the year ended December 31, 2010 from $1.8 million for the year ended December 31, 2009. The decrease was primarily attributable certain assets being fully depreciated in 2009.

Sales and marketing. Sales and marketing expense increased to $1 million for the year ended December 31, 2010 from $884,000 for the year ended December 31, 2009. This increase was mainly attributable to the reclassification of certain third party content provider expenses from traffic acquisition costs to marketing and an increase in marketing expense related to our MyStockFund subsidiary.

General and administrative. General and administrative expenses increased to $3.9 million for the year ended December 31, 2010 from $2.8 million for the year ended December 31, 2009. This increase was due primarily to an increase in legal expenses of $387,000 related to litigation that is now resolved and the one-time non cash credit of $764,000 in 2009 resulting from our decision not to fund our company ESOP with a contribution of company stock for 2008 as was previously anticipated.

Gain on Legal Settlement. In 2010 the Company entered into a Settlement Agreement of a lawsuit, resulting in the transfer of 622,673 shares of Company common stock to the Company as part of the settlement, resulting in a gain on legal settlement of $224,000.

Interest expense. Interest expense was $385,000 for the year ended December 31, 2010 compared to $1.1 million for the year ended December 31, 2009. The decrease was primarily due to the paying off the remaining principal balance on our notes payable in March, 2010.

Income taxes. Our provision for income taxes was a tax benefit of $330,000 for the year ended December 31, 2010 versus an income tax expense of $280,000 for the year ended December 31, 2009. This decrease was a result of a pretax loss of $1.3 million for the year ended December 31, 2010, compared to pretax profit of $566,000 for the year ended December 31, 2009.

Net income (loss). Net loss available to common stockholders for the year ended December 31, 2010 was $974,000 or $.04 per basic and $.04 per diluted share compared to net income of $256,000 or $.01 per basic and diluted share for the year ended December 31, 2009. This decrease was primarily attributable to lower revenue and gross profits, and higher sales, marketing and general and administrative costs.

Liquidity and Capital Resources

Since inception, we have primarily financed our operations through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of December 31, 2010, we had $107,000 in cash compared to $176,000 at December 31, 2009. As of December 31, 2010, our current liabilities exceeded our current assets resulting in a working capital deficit of $555,000 compared to a working capital deficit of $1.6 million on December 31, 2009. Our liquidity improved mainly due to paying off the remaining principal balance on our notes payable in March 2010.

We generated $1.6 million in operating cash flow during 2010, although our liquidity was negatively impacted by a series of revenue charge backs totaling $610,000, primarily in Q2 and Q3, as well as by an increase in legal expenses of approximately $390,000 related to our now settled litigation As such, the company entered into the transactions described below to improve its liquidity position and to fund the acquisition of FileLater.com.

On December 7, 2010, we entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”) consisting of an agreement to assign the domain name, Banks.com, to Domain Capital in exchange for $600,000 in cash and a Lease Agreement to lease back the domain name from Domain Capital for a five year term. At the same time, the parties also entered into an Exclusive Option to Purchase whereby Domain Capital granted us an option to purchase the Banks.com domain name for a nominal amount at the end of the lease. The lease agreement was effective as of the close of the assignment of the domain and provides for monthly rent payments of $14,274. The lease agreement provides for customary events of default, including, among other things, nonpayment, failure to comply with the other agreements in the lease agreement within certain specified periods of time, and events of bankruptcy, insolvency and reorganization. We may pre-pay the balance of the lease payments at any time by paying to Domain Capital the pre-payment amount as described in the lease agreement, provided that if certain events of default have occurred and are continuing, we must exercise our right to pre-pay within 15 days following its receipt of notice of such default from Domain Capital and must also pay any then outstanding lease payments.

On December 21, 2010, the Company issued an unsecured promissory note in the amount of $100,000 (the “Note”) pursuant to which the Company’s Chief Executive Officer, Daniel M. O’Donnell, and his wife, Kimberly L. O’Donnell loaned such amount to the Company. The Note bears interest commencing December 1, 2010, at the following rates: 20.00% per annum during the first six month period (December 2010 – May 2011); 15.00% per annum during the second six month period (June – November 2011); and 17.50% per annum during the third six month period (December 2011 – May 2012).

Commencing December 31, 2010 and ending May 31, 2011, the Company shall make monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note. On May 31, 2011, a principal payment of $25,000 is due and payable on the Note. During the period commencing June 1, 2011 and ending May 31, 2012, the Company shall make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note shall be due and payable. The Note is unsecured and subordinated to all of the Company’s existing and future indebtedness to Silicon Valley Bank (“SVB”).

As of December 31, 2010, we had no capital lease commitments, with the exception of the sale-leaseback arrangement with Domain Capital previously described above. We have an operating lease commitment which will result in payments of $59,000 in 2011.

In March 2010, we established a $2.5 million revolving line of credit with SVB for a term of one year. This agreement was executed and effective on March 3, 2010 and initially funded on March 5, 2010 and the proceeds were utilized to retire the outstanding principal balance of approximately $1.92 million on our senior debt. Under the terms of the Agreement with SVB (the “Loan Agreement”) may advance funds to us to finance certain Eligible Accounts (as defined in the Loan Agreement). When SVB makes an advance, the Eligible Account becomes a Financed Receivable (as described in additional detail in the Loan Agreement). The aggregate face amount of all Financed Receivables outstanding at any time under the Loan Agreement may not exceed $3,125,000 (the “Facility Amount”). An amendment to the Loan Agreement on November 24, 2010, among other things, decreased the Facility Amount to $1,250,000. On March 2, 2011, the term of the Loan Agreement was extended to April 1, 2011, at which point the facility will terminate, and the facility amount decreased to $175,000. As of March 31, 2011, we had no balance on our revolving line of credit with SVB. We are currently pursuing a new credit facility to help alleviate any potential shortfalls in cash flow that we may experience, although there is no guarantee we will ultimately be successful in securing such a facility.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We believe cash flow will be sufficient to fund anticipated levels of operations for the next 12 months. In the event our cash flow becomes insufficient to fund our ongoing operations, we anticipate utilizing a line of credit, if available, selling non-core assets or alternatively, raising new equity and/or debt capital.

Cash flows for the year ended December 31, 2010

Net cash provided by operating activities for the year ended December 31, 2010 was $1.6 million consisting primarily of a net loss of $944,000 increased by depreciation and amortization of $1.7 million, stock compensation of $208,000, and a decrease in accounts receivable of $1.4 million, partially offset by a $244,000 decrease in accounts payable and deferred income tax benefits of $317,000.

Net cash used in investing activities for the year ended December 31, 2010 of $256,000 was primarily for the acquisition of filelater.com.

Net cash used in financing activities for the year ended December 31, 2010 of $1.5 million, was mainly attributable to a decrease in notes payable of $2.2 million through payment of principal, offset by loan proceeds of $700,000.

Cash flows for the year ended December 31, 2009

Net cash provided by operating activities for the year ended December 31, 2009 was $3.1 million consisting primarily of net income of $286,000 increased by depreciation and amortization of $1.8 million, and stock compensation of $245,000, partially offset by a decrease in accrued contributions of $764,000 due to our decision not to fund our ESOP with a contribution of company stock as previously anticipated. Further, other operating activities that increased cash flow were a decrease in refundable income taxes of $1.3 million and an increase in accounts payable of $717,000, partially offset by an increase in accounts receivable of approximately $1.3 million.

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

As required by the Exchange Act, our management, including the Chief Executive Officer (our principal executive officer and principal financial officer), conducted an evaluation as of December 31, 2010, of the effectiveness of our “disclosure controls and procedures” as defined in the Exchange Act. Based on that evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer), concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with and within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer) assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management made this assessment in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, management concluded that there are no material weaknesses in our internal control over financial reporting and that, accordingly, the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to the information in our Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010, included under the captions: (i) “Proposal 1: Election of Directors,” as it relates to members of our Board, (ii) “Corporate Governance,” as it relates to our Audit Committee and our Audit Committee Financial Expert, and as it relates to any changes to procedures by which our shareholders may recommend nominees to our Board, (iii) “Executive Officers,” as it relates to our executive officers, and (iv) “Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance.

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

The information required by this Item 11 is incorporated by reference to the information in our Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010, included under the caption “Executive and Director Compensation” as it relates to compensation of our executive officers and directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the information in our Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010, included under the captions: (i) “Security Ownership of Certain Beneficial Owners and Management” as it relates to security ownership of certain beneficial owners and management and (ii) “Securities Authorized for Issuance Under Equity Compensation Plans” as it relates to our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information in our Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010, included under the captions: (i) “Certain Relationships and Related Transactions” as it relates to related party transactions and (ii) “Corporate Governance” as it relates to director independence.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information in our Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010, included under the caption “Audit and Non-Audit Fees.”

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

Dated: March 31, 2011

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

/S/ DANIEL M. O’DONNELL Daniel M. O’Donnell, President and Chief Executive Officer; Chairman of the Board (Principal Executive Officer, Principal Financial and Accounting Officer)	March 31, 2011

/S/ FRANK J. MCPARTLAND Frank J. McPartland, Vice Chairman of the Board	March 31, 2011

/S/ LAWRENCE J. GIBSON Lawrence J. Gibson, Director	March 31, 2011

/S/ CHARLES K. DARGAN II Charles K. Dargan II, Director	March 31, 2011

/S/ STEVEN L. ERNST Steven L. Ernst, Chief Technology Officer and Director	March 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Banks.com, Inc.

San Francisco, California:

We have audited the accompanying consolidated balance sheets of Banks.com, Inc. and Subsidiaries (the “Company”) at December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
March 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Banks.com, Inc.

San Francisco, California:

We have audited the accompanying consolidated balance sheets of Banks.com, Inc. and Subsidiaries (the “Company”) at December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA
Tampa, Florida
March 31, 2010

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and par value data)

	At December 31,
	2010	2009
Assets
Current assets:
Cash	$107	$176
Accounts receivable	656	2,019
Prepaid expenses and other	167	285
Deferred income taxes	316	125

Total current assets	1,246	2,605
Property and equipment, net	277	674
Domains and other intangibles, net	10,618	11,679
Other assets	88	181
Deferred income taxes	890	764

Total assets	$13,119	$15,903

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,017	$1,261
Accrued liabilities	461	637
Accrued dividends	60	30
Deferred revenue	16	107
Revolving line of credit	106	—
Notes payable, current portion	141	2,128

Total current liabilities	1,801	4,163
Notes payable	559	—

Total liabilities	2,360	4,163

Contingencies and commitments
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 and 3,000,000 shares issued and outstanding	3	3
Common stock, $.001 par value; 125,000,000 shares authorized, 25,814,103 and 26,113,651 shares issued and outstanding	26	26
Additional paid-in capital	10,824	10,831
Retained earnings (accumulated deficit)	(94)	880

Total stockholders’ equity	10,759	11,740

Total liabilities and stockholders’ equity	$13,119	$15,903

See accompanying notes to consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009
Revenues	$9,549	$11,475

Operating expenses:
Traffic acquisition costs	4,021	4,279
Depreciation and amortization	1,714	1,758
Sales and marketing	1,049	884
General and administrative	3,878	2,834

Total operating expenses	10,662	9,755

(Loss) income from operations	(1,113)	1,720
Other gain (loss)	—	(42)
Gain on legal settlement	224	—
Interest expense	(385)	(1,112)

(Loss) income before income taxes	(1,274)	566
Income tax (expense) benefit	330	(280)

Net (loss) income	(944)	286
Preferred stock dividends	(30)	(30)

Net (loss) income available to common stockholders	$(974)	$256

Net (loss) income per common share available to common stockholders:
Basic	$(.04)	$.01

Diluted	$(.04)	$.01

Weighted-average common shares outstanding:
Basic	26,093,681	25,966,733

Diluted	26,093,681	27,227,262

See accompanying notes to consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2010 and 2009

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	25,438,651	$25	$10,316	$624	$10,965
Preferred stock Series C issued	3,000,000	3	—	—	297	—	300
Costs associated with issuance of preferred stock	—	—	—	—	(26)	—	(26)
Preferred stock dividends	—	—	—	—	—	(30)	(30)
Common stock issued to directors in connection with option exchange program	—	—	525,000	1	36	—	37
Common stock issued to directors for services	—	—	150,000	—	31	—	31
Stock-based compensation	—	—	—	—	177	—	177
Net income	—	—	—	—	—	286	286

Balance at December 31, 2009	3,000,000	3	26,113,651	26	10,831	880	11,740
Preferred stock dividends	—	—	—	—	—	(30)	(30)
Exercise of common stock options	—	—	73,125	—	9	—	9
Common stock issued for services	—	—	100,000	—	39	—	39
Common stock issued to directors for services	—	—	150,000	—	54	—	54
Retirement of 622,673 shares of common stock	—	—	(622,673)	—	(224)	—	(224)
Stock-based compensation	—	—	—	—	115	—	115
Net loss	—	—	—	—	—	(944)	(944)

Balance at December 31, 2010	3,000,000	$3	25,814,103	$26	$10,824	$(94)	$10,759

See accompanying notes to consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(944)	$286
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	414	471
Amortization of domains and other	1,300	1,287
Amortization of debt issuance costs	258	513
Deferred income taxes	(317)	(22)
Gain on legal settlement	(224)	—
Stock-based compensation	208	245
Change in operating assets and liabilities:
Accounts receivable	1,363	(1,272)
Prepaid expenses and other	118	(32)
Refundable income taxes	—	1,331
Other assets	(20)	120
Accounts payable	(244)	717
Accrued liabilities	(176)	105
Accrued contributions	—	(764)
Deferred revenue	(91)	103

Net cash provided by operating activities	1,645	3,088

Cash flows from investing activities:
Purchase of property and equipment	(16)	(80)
Cash paid for acquisitions	(240)	—

Net cash used in investing activities	(256)	(80)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	300
Preferred stock issuance costs	—	(26)
Exercise of common stock options	9	—
Debt issuance costs	(63)	(32)
Net proceeds from revolving line of credit	106	—
Proceeds of notes payable	700	—
Payment of notes payable	(2,210)	(3,553)

Net cash used in financing activities	(1,458)	(3,311)

Net decrease in cash	(69)	(303)
Cash at beginning of year	176	479

Cash at end of year	$107	$176

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$117	$665

Income taxes	$267	$14

Noncash financing and investing activities:
Preferred stock dividends accrued	$30	$30

See accompanying notes to consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2010 and 2009 and for the Years Then Ended

(1) Business and Organization

Description of Business. The consolidated financial statements include the accounts of Banks.com, Inc. (the “Parent”) and its wholly-owned subsidiaries which, as of December 31, 2010, consisted of InterSearch Corporate Services, Inc. (“ICS”), Dotted Ventures, Inc. (“Dotted”), and MyStockFund Securities, Inc. (“MyStockFund”), collectively, the “Company”.

ICS is engaged principally in the business of providing highly skilled Internet and technology consultants.

Dotted owns an ICANN accredited domain Registrar business.

MyStockFund is an online broker-dealer that offers an array of financial products and services.

As of December 31, 2009, the Parent’s wholly owned subsidiaries also included Walnut Ventures, Inc. (“Walnut”), La Jolla Internet Properties, Inc. (“La Jolla”), Overseas Internet Properties, Inc. (“Overseas”), and Internet Revenue Services, Inc. (“IRS”). Walnut, La Jolla, Overseas, and IRS were merged in to the Parent on December 31, 2009.

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

The Parent is a Florida corporation organized in 1994. The Company owns and operates Internet media properties including: banks.com, irs.com, filelater.com and mystockfund.com, that provide users with relevant finance related content and services and provide vendors targeted online advertising opportunities. The Company intends to continue building a cohesive business around its suite of finance-related web properties. Through these properties, the Company provides access to current financial content, including financial news, business articles, interest-rate tables, stock quotes, stock tracking and financial calculators. The Company also provides users access to online financial services including tax preparation, tax extensions and stock brokerage. Although the Company’s primary focus is on its financial services related websites, it also operates other proprietary websites including: look.com, searchexplorer.com and the InterSearch AdNet. The Company generates revenue on these sites primarily via traffic generation and search engine marketing efforts.

(2) Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Banks.com, Inc. and its wholly-owned subsidiaries (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

(2) Summary of Significant Accounting Policies, Continued

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and bad debt allowance, fair values of financial instruments, intangible assets, useful lives of intangibles assets, fair values of stock-based compensation, income taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition. Pay-for-performance search results are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on a search result. Revenues derived from consulting services are recorded on a gross basis as services are performed and associated costs have been incurred using employees or independent contractors of the Company. The Company has agreements with various entities, networks of Web properties that have integrated the Company’s search service into their sites, to provide pay-for-performance search results. The Company pays these entities based on click-throughs on these listings. The revenue derived from pay-for-performance search results related to traffic supplied by these entities is reported gross of the payment to these entities. This revenue is reported gross primarily because the Company is the primary obligor to its customers.

Deferred Revenue. Revenues that are billed or collected in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing or collection relates. Deferred revenues are included on the balance sheet as a liability until the service is performed and then recognized in the period in which the service is completed. The Company’s deferred revenues primarily consist of billings in advance for direct advertising.

Traffic Acquisition Costs. The Company enters into agreements of varying duration with certain entities that integrate the Company’s pay-for-performance search service into their sites. The Company expenses traffic acquisition costs based on a percentage of revenue, number of paid introductions, number of searches, or other metric based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Accounts Receivable and Allowance for Uncollectible Receivables. Accounts receivable are recorded at invoiced amount and do not bear interest. An allowance for uncollectible accounts receivable is recorded based on a combination of write-off history, aging analysis and any specific known troubled accounts. At December 31, 2010 and 2009 no allowance was necessary due to subsequent collection of substantially all accounts receivable.

Property and Equipment. Office equipment is stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.

Internet Domains and Other Intangibles. Internet domains, or URLs, are stated at cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets of five to 15 years. The Internet domain assets are reviewed for impairment whenever events or

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

(2) Summary of Significant Accounting Policies, Continued

changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the impairment tests performed there was no impairment of Internet domains during the years ended December 31, 2010 or 2009. However, there can be no assurance that future Internet domain impairment tests will not result in a charge to operations. During the years ended December 31, 2010 and 2009 amortization expense related to intangible assets was $1.0 million, and $1.0 million, respectively. Approximate future amortization expense for the next five years is $1.0 million a year.

Other intangibles, net consists primarily of customer relationships and other intangibles that are amortized over their estimated lives (generally five years) of $742,000 and $750,000 at December 31, 2010 and 2009, respectively.

Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

Income Taxes. The Company accounts for incomes taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in our financial statements or tax returns. The Company performs periodic evaluations of recorded tax assets and liabilities and maintains a valuation allowance, if considered necessary. The determination of taxes payable for the current year includes estimates. The Company believes that it has appropriate support for the income tax positions taken, and to be taken, on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law.

Stock Compensation Plans. The Company requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. It is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans.

The Company had two equity incentive plans at December 31, 2010, the 2004 Equity Incentive Plan (“2004 Plan”), and the Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”), which replaced the 2004 Plan. The termination of the 2004 Plan did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan, but no shares will be available for grant under the 2004 Plan. As of January 1, 2010, there were 658,206 shares of our common stock available for issuance under the 2005 Plan, and at December 31, 2010, there were 385,081 shares of our common stock available for issuance under the 2005 Plan.

Both incentive stock options and nonqualified stock options can be granted under the equity incentive plans, in addition to other stock-based awards which may include, but are not limited to, awards of restricted stock or

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

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

Net Income (Loss) Per Share. The Company computes net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. In 2010, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect.

Fair Value of Financial Instruments. Financial instruments, including cash, accounts receivable, accrued liabilities and accounts payable are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The fair value of notes payable is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowings. The fair value of notes payable was approximately $700,000 and $2,210,000 at December 31, 2010 and 2009, respectively.

Software Developed for Internal Use. The Company capitalizes costs of software, consulting services, hardware, interest and payroll-related costs incurred to purchase or develop internal-use software. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

Recent Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding disclosure of the different classes of assets and liabilities, valuation techniques and inputs used, activity in Level 3 fair value measurements, and the transfers between levels. ASU No. 2010-06 is effective for the year ended December 31, 2010. The impact of the adoption did not have a material impact on our consolidated financial statements.

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

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

(3) Purchase of Intangibles

On December 20, 2010 the Company completed the purchase of substantially all the assets of TPN Holdings LLC used in its web-based tax extension filing services business, including the e-commerce website FileLater.com and a portfolio of approximately 80 additional tax extension related Internet domains. The purchase price consisted of $225,000 in cash, of which $175,000 was paid at the closing of the purchase and an additional $50,000 will be paid on the six month anniversary of the closing. FileLater provides a secure online solution for individuals and businesses seeking to e-file an IRS income tax extension. This acquisition resulted in the recording of $240,000 of other intangible assets. These intangibles are being amortized over a period of five years on a straight line basis.

(4) Concentration of Risk

A substantial portion of the Company’s revenues have historically been generated by a limited number of advertising network partners. The Company is paid when search results generated by these partners are clicked on by one of the Company’s web properties. The expiration of one or more of these contracts has historically adversely impacted the operations of the Company. Our contractual relationship with InfoSpace, Inc. was consummated in the fourth quarter of 2007 and accounted for a substantial portion of the Company’s revenues during the years ended December 31, 2010 and 2009 totaling $5,564,000 and $9,328,000, respectively. This agreement renewed on December 31, 2010 and automatically renews for successive one year terms unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. Accounts receivable at December 31, 2010 and 2009, respectively, included $144,000 and $1,741,000 due from this advertising network partner. The Company is taking proactive measures to both expand this relationship and develop new partnerships with alternative providers of online search and advertising. In addition, the change in the Company’s business model to diversify its strategy to include customer acquisition through offering financial products and services is expected to gradually reduce the Company’s reliance on advertising network partners.

(5) Income Taxes

Income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009
Current:
Federal	$—	$251
State	—	51

Total current	—	302

Deferred:
Federal	(280)	(40)
State	(50)	18

Total deferred	(330)	(22)

Total income taxes	$(330)	$280

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

(5) Income Taxes, Continued

The reasons for the differences between the statutory Federal rate and the effective income tax rate are summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009
Income taxes at statutory Federal income tax rate	$(419)	$192
Increase in rate resulting from:
State taxes, net of Federal income tax benefit	(64)	46
Stock compensation	41	43
Valuation Allowance	110	—
Other	2	(1)

Income taxes	$(330)	$280

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

	At December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$898	$650
Domains	261	183
Accrued vacation	38	51
Accrued rent	8	15
Stock compensation	282	284
Other	7	2

Total deferred tax assets	1,494	1,185
Valuation allowance	(243)	(133)

	1,251	1,052

Deferred tax liabilities:
Office equipment	45	163

Total deferred tax liabilities	45	163

Net deferred tax asset	$1,206	$889

A valuation allowance of $133,000 was established at the time of the acquisition of Banks.com, Inc. and relates to Florida tax net operating losses that management believes may not be utilized to offset future taxable income. At December 31, 2010, an additional valuation allowance of $110,000 was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

(5) Income Taxes, Continued

At December 31, 2010, the Company had Federal net operating loss carryforwards, which will expire as follows (in thousands):

At December 31, 2010
Tax Year	Federal
2019	$264
2020	441
2021	272
2022	40
2030	700

$1,717

The Company also has Florida and California net operating loss carryforwards. The Florida net operating losses are approximately $2,417,000 and began to expire in 2010 for which the Company has recorded a full valuation allowance. The California net operating losses are approximately $3,117,000 and will expire in 2028 and 2030. The Federal and Florida net operating loss carryforwards are subject to an annual limitation of approximately $304,000 due to the ownership change of the Company.

The Company files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. Federal, state and local income tax examinations by taxing authorities for years before 2007.

(6) Property and Equipment

Property and equipment consists of the following (in thousands):

	At December 31,
	2010	2009
Office furniture and equipment	$131	$131
Computer equipment	544	528
Computer software	1,723	1,723
Leasehold improvements	54	54

Total, at cost	2,452	2,436
Less accumulated depreciation and amortization	2,175	1,762

Property and equipment, net	$277	$674

The Company has capitalized certain costs associated with software developed for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $196,000 of unamortized internally developed software costs at December 31, 2010. There were no interest costs capitalized during the year ended December 31, 2010 or 2009.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

(7) Revolving Line of Credit

In March, 2010, the Company established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year. The interest rate applied when net cash is above $1 is prime plus 2.50%, while the applicable interest rate when net cash is below $1 is prime plus 3.25% with a 0.55% monthly collateral handling fee calculated daily. Net cash is defined as the deposit, unrestricted cash and short-term investments at or through SVB less SVB debt. This agreement (the “Loan Agreement”) was executed and effective on March 3, 2010 and initially funded on March 5, 2010. Under the terms of the Loan Agreement, SVB may advance funds to the Company collateralized by certain receivables not to exceed $3,125,000. On March 5, 2010, SVB advanced approximately $1,850,000 to the Company, which was used to pay the outstanding balance on the Company’s Senior Subordinated Notes described in Note 8. An amendment to the Loan Agreement on November 24, 2010, among other things, decreased the Facility Amount to $1,250,000. On March 2, 2011, the term of the Loan Agreement was extended to April 1, 2011, at which point the facility will terminate, and the facility amount decreased to $175,000. The outstanding balance of the SVB credit facility was $106,000 at December 31, 2010, and the interest rate, excluding collateral handling fees, was 7.25%.

(8) Notes Payable

Notes payable as of December 31, 2010 and 2009 consists of the following (in thousands):

	At December 31,
	2010	2009
Senior subordinated notes	$—	$2,128
Lease financing	600	—
Subordinated promissory note – stockholder	100	—

Total	$700	$2,128

Senior Subordinated Notes. In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60 (the “Warrants”). The Warrants expire in July 2011. This debt financing resulted in gross proceeds of $7.0 million before placement agent fees and expenses associated with the transaction, which in aggregate totaled approximately $1.3 million consisting of debt issuance cost of $806,000 and debt discount of $483,000. The Company recorded original issue discount of $483,000, the combined fair value of the common stock and warrants issued, which was reflected as a reduction of the outstanding subordinated debt balance of $7 million. The debt issuance costs and debt discount are amortized over the term of the Notes, which mature on June 30, 2010, using the effective interest method. The Notes issued by the Company are secured by first lien on all assets of tax-related Internet domains, including irs.com, and a second lien on all other assets of the Company, which was originally subordinated to the lien on all other assets, of the Company’s senior lender.

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

At December 31, 2010 and 2009 and for the Years Then Ended

(8) Notes Payable, Continued

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

While the Company continuously remained current with respect to principal and interest payments on the Notes, the Company did not maintain compliance with the financial covenants at all times. The Company was not in compliance with the financial covenants relating to the Leverage Ratio and the Fixed Charge Coverage Ratio as of March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, and March 31, 2009. The Company obtained various waivers of its obligation to comply with these financial covenants from the note holders (the “Lenders”) during these periods of noncompliance, whereby the Lenders consented to and waived any event of default, including any default interest, by reason of noncompliance with these financial covenants. In satisfaction of a condition of one of these waivers, the Company and the Lenders entered into an amendment of the Investment Agreement effective December 31, 2008 which, among other things, changed the maturity date of the Notes from July 21, 2011 to June 30, 2010. Because all the waivers described above expired within a year, the Company’s financial statements for the periods of noncompliance referenced above reflected its Notes as short-term debt. The Company regained compliance with all financial covenants relating to the Notes as of June 30, 2009 and maintained compliance through the date that the Notes were paid in full.

In 2009, the Company made extra principal payments of approximately $1.9 million, including $611,000 per a waiver extension agreement with the Lenders, and approximately $1,330,000 that the Company received as a federal tax refund which was used to pay down the principal obligation under the Notes pursuant to the Waiver. On March 5, 2010, the Company paid off the outstanding balance of $1.9 million on the Notes with the proceeds of an advance through the credit facility described in Note 7 and cash on hand.

Lease Financing. On December 7, 2010, the Company entered into a sale-leaseback arrangement with Domain Capital, LLC, consisting of an agreement to assign the domain name, Banks.com, to Domain Capital in exchange for $600,000 in cash and a Lease Agreement to lease back the domain name from Domain Capital for a five year term with an effective interest rate of 15%. At the same time, the parties also entered into an Exclusive Option to Purchase whereby Domain Capital granted us an option to purchase the Banks.com domain name for a nominal amount at the end of the lease. The lease agreement was effective as of the close of the assignment of the domain and provides for monthly payments of $14,274. The Company accounts for this transaction as a financing due to the Company’s continuing involvement and bargain purchase at end of the lease.

The lease agreement provides for customary events of default, including, among other things, nonpayment, failure to comply with the other agreements in the lease agreement within certain specified periods of time, and events of bankruptcy, insolvency and reorganization. The Company may pre-pay the balance of the lease payments at any time by paying to Domain Capital the pre-payment amount as described in the lease agreement, provided that if certain events of default have occurred and are continuing, the Company must exercise its right to pre-pay within 15 days following its receipt of notice of such default from Domain Capital and must also pay any then outstanding lease payments.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

(8) Notes Payable, Continued

Subordinated Promissory Note – Stockholder. Effective as of December 21, 2010, the Company issued an unsecured promissory note in the amount of $100,000 (the “Note”) pursuant to which the Company’s Chief Executive Officer, Daniel M. O’Donnell, and his wife, Kimberly L. O’Donnell loaned such amount to the Company. The Note bears interest commencing December 1, 2010, at the following rates: 20.00% per annum during the first six month period (December 2010 – May 2011); 15.00% per annum during the second six month period (June – November 2011); and 17.50% per annum during the third six month period (December 2011 – May 2012).

Commencing December 31, 2010 and ending May 31, 2011, the Company shall make monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note. On May 31, 2011, a principal payment of $25,000 is due and payable on the Note. During the period commencing June 1, 2011 and ending May 31, 2012, the Company shall make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note shall be due and payable. The Note is unsecured and subordinated to all of the Company’s existing and future indebtedness to SVB.

The scheduled maturities of all notes payable as of December 31, 2010 were approximately as follows (in thousands):

Year ending:
2011	$141
2012	148
2013	117
2014	136
2015	158

$700

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

(9) Net Income (Loss) Per Share

Basic net income (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share for the year ended December 31, 2009 was computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method, plus the effect of outstanding convertible preferred stock using the if converted method. Outstanding stock options and warrants, and outstanding convertible preferred stock are not considered dilutive securities for the year ended December 31, 2010 due to the net losses incurred by the Company. Earnings per common share have been computed based on the following:

	Year Ended December 31,
	2010			2009
	Net Loss	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net (loss) income	$(944)	26,093,681	$(.04)	$286	25,966,733	$.01
Less: preferred stock dividends	(30)			(30)

Net (loss) income available to common stockholders	(974)	26,093,681	(.04)	256	25,966,733	.01
Effect of dilutive securities:
Assumed conversion of preferred stock		—		30	1,000,000
Incremental shares from assumed conversion of options		—			260,529
Incremental shares from assumed conversion of warrants		—			—

Diluted:
Net (loss) income available to common stockholders and assumed conversions	$(974)	26,093,681	$(.04)	$286	27,227,262	$.01

For the year ended December 31, 2009, a total of 830,000 outstanding options and 6,327,435 outstanding common stock warrants were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price. All outstanding options and warrants were anti-dilutive for the year ended December 31, 2010 because of the Company’s loss positions and were therefore excluded from the earnings per share calculation.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

(10) Stock Compensation

A summary of the stock option activity in the Company’s equity incentive plans is as follows:

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,527,343	$1.06	7.73 years	$1,000,000
Granted	50,000	.21
Forfeited	(380,312)	1.75
Canceled in exchange for common stock	(480,000)	1.58

Outstanding at December 31, 2009	1,717,031	$.74	7.92 years	$107,000
Granted	420,000	.25
Forfeited	(396,875)	.40
Exercised	(73,125)	.13

Outstanding at December 31, 2010	1,667,031	$.73	5.74 years	$157,000

Exercisable at December 31, 2010	1,132,343	$.91	4.59 years	$98,000

The total intrinsic value of stock options exercised during the year ended December 31, 2010 was $20,000 and there was no tax benefit recognized for the incentive stock options exercised in 2010. There were no stock options exercised, and no tax benefit recognized, in 2009. At December 31, 2010, the Company had 534,688 unvested stock options outstanding and there was $316,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through January, 2014. The total fair value of stock options vested and recognized as compensation expense was $115,000 for the year ended December 31, 2010, compared to $177,000 for the same period in 2009. The associated income tax benefit recognized was $2,000 and $20,000 for the years ended December 31, 2010 and 2009, respectively.

The fair value of each option granted for the years ended December 31, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2010	2009
Risk-free interest rate	5.13%	4%
Expected dividend yield	—	—
Expected volatility	167%	167%
Expected life in years	6.25	5.75
Grant-date fair value of options issued during the year	$102,000	$10,000

Per share value of options at grant date	$.24	$.20

The Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance issued by the SEC to determine the estimated

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

(10) Stock Compensation, Continued

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

On February 4, 2009, the Board of Directors approved a stock option exchange program for non-employee directors whereby Company options previously granted could be exchanged for shares of Company common stock. On March 12, 2009, all non-employee directors exchanged an aggregate of 480,000 options for an aggregate of 525,000 shares of Company common stock. These items have been recorded at fair value as stock compensation and additional paid-in capital. In 2009, the amount of expense recognized in connection with this transaction totaled $37,000. The associated income tax benefit recognized was $15,000.

On June 4, 2009, following the Company’s 2009 annual meeting of shareholders and the election of directors for the ensuing year, the Board of Directors approved an award of an aggregate of 150,000 shares of Company common stock which was granted to non-employee directors on June 5, 2009. This item has been recorded at fair value as stock compensation and additional paid-in capital. In 2009, the amount of expense recognized in connection with this transaction totaled $31,000. The associated income tax benefit recognized was $12,000. Pursuant to our 2005 Equity Compensation Plan, on the day following our annual meeting of shareholders each year, each active non-employee director is eligible to receive an annual grant of options to purchase 45,000 shares of our Common Stock. However, each non-employee director elected to waive such non-qualified stock option award in 2009.

On May 19, 2010 an award of 50,000 shares of Company common stock was granted to an outside service provider in exchange for investor relations services. This item has been recorded at fair value as stock compensation and additional paid-in capital. The amount of expense recognized in connection with this transaction totaled $25,000. The associated income tax benefit recognized was $10,000.

On June 24, 2010, following the Company’s 2010 annual meeting of shareholders and the election of directors for the ensuing year, the Board of Directors approved an award of an aggregate of 150,000 shares of Company common stock which was granted to non-employee directors on June 25, 2010. This item has been recorded at fair value as stock compensation and additional paid-in capital. In 2010, the amount of expense recognized in connection with this transaction totaled $54,000. The associated income tax benefit recognized was $21,000. Pursuant to our 2005 Equity Compensation Plan, on the day following our annual meeting of shareholders each year, each active non-employee director is eligible to receive an annual grant of options to purchase 45,000 shares of our Common Stock. However, each non-employee director elected to waive such non-qualified stock option award in 2010.

On December 20, 2010 an award of an aggregate of 50,000 shares of Company common stock was granted to three outside service providers in exchange for consulting services. This item has been recorded at fair value as stock compensation and additional paid-in capital. The amount of expense recognized in connection with this transaction totaled $14,000. The associated income tax benefit recognized was $5,000.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

(11) Warrants

In connection with the sale of common stock, the Company issued a warrant to Barron Partners L.P. to purchase 6,250,000 shares of Company common stock at an exercise price of $1.20., of which 5,221,966 were outstanding when the warrant expired September 29, 2010. The Company also issued a warrant to purchase 625,000 shares of Company common stock for services rendered by placement agents in connection with the sale of common stock, and subsequently issued additional warrants to these placement agents to purchase an aggregate of 141,797 shares of company common stock. There were 628,469 of these warrants outstanding when they expired on September 29, 2010 and October 6, 2010.

In 2006, the Company issued a warrant to purchase 477,000 shares of the Company common stock to certain Senior Subordinated Note holders. The warrant is exercisable at $1.60 per share and expires July 20, 2011.

The following table summarizes information about common stock warrants outstanding for the periods indicated:

	Warrants Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2008	6,327,435	$1.20
Granted	—	—
Exercised	—	—

Outstanding at December 31, 2009	6,327,435	$1.20
Granted	—	—
Exercised	—	—
Expired	(5,850,435)	1.17

Outstanding at December 31, 2010	477,000	$1.60

(12) Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. On January 6, 2009 and January 9, 2009, the Company amended the Articles of Incorporation of the Company to designate a series of preferred stock of the Company as Series C Preferred Stock, and authorized the issuance of 3,000,000 shares of Series C Preferred Stock. The Series C Preferred Shares are convertible, at any time at the option of the holders, into shares of the Company’s common stock on a 3:1 ratio, subject to adjustments for any stock dividends, splits, combinations and similar events. Each share of the Series C Preferred Stock will be entitled to receive a 10% annual cumulative dividend, compounded annually. These dividends will be payable only upon a liquidation or conversion to common. For any other dividends or distributions, the Series C Preferred Stock will participate with the common stock. On January 6, 2009, the Company’s Chief Executive Officer purchased 3,000,000 shares of Series C Preferred Stock, par value $.001 per share, for an aggregate purchase price of $300,000 or $0.10 per share. As of December 31, 2010, the Company had 3,000,000 shares of preferred stock issued and outstanding.

(13) Employee Benefit Plans

On July 1, 2005, the Company established a 401(k) deferred contribution plan covering all employees who have attained age 21 and meet certain eligibility requirements. As established, the Company could make discretionary contributions to the plan. Effective January 1, 2007, the Company makes safe-harbor contributions matching up to 4% of an employee’s salary. Company contributions totaled approximately $70,000 and $72,000 in 2010 and 2009, respectively.

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

(13) Employee Benefit Plans, Continued

On January 1, 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to serve as a benefit to employees. Each year, at the discretion of the Board of Directors, the Company may make a contribution to the ESOP in Company stock or in cash. The Company had accrued an ESOP contribution of $764,000 based on applicable compensation for 2008 and anticipated funding the ESOP with a contribution of Company stock on or before September 15, 2009. However, due to the prevailing business conditions at the time, the Company ultimately decided not to fund the ESOP, and therefore credited general and administrative expense for $764,000 in the quarter ended September 30, 2009. In 2010, no contribution was allocated to the plan.

(14) Related Party Transactions

Effective as of December 21, 2010, as described in Note 8, the Company issued an unsecured promissory note in the amount of $100,000 (the “Note”) pursuant to which the Company’s Chief Executive Officer, Daniel M. O’Donnell, and his wife, Kimberly L. O’Donnell loaned such amount to the Company. The Note bears interest commencing December 1, 2010, at the following rates: 20.00% per annum during the first six month period (December 2010 – May 2011); 15.00% per annum during the second six month period (June – November 2011); and 17.50% per annum during the third six month period (December 2011 – May 2012).

Commencing December 31, 2010 and ending May 31, 2011, the Company shall make monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note. On May 31, 2011, a principal payment of $25,000 is due and payable on the Note. During the period commencing June 1, 2011 and ending May 31, 2012, the Company shall make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note shall be due and payable. The Note is unsecured and subordinated to all of the Company’s existing and future indebtedness to SVB.

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

At December 31, 2010 and 2009 and for the Years Then Ended

(15) Compliance Notice, Continued

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

(16) Commitments and Contingencies

Lease Commitments. The Company leases its facilities under operating leases with initial terms ranging from one to five years. Certain leases provide for annual increases based on changes in the Consumer Price Index and for an allocable share of utilities, operating pass through and maintenance charges. The Company entered into a sublease agreement in 2009 to sublease approximately 4,911 square feet of the Company’s headquarters. The sublease commenced on February 1, 2009 and expires upon termination or expiration of the Company’s Master Lease. Rental expense was approximately $166,000 and $180,000, net of the sublease described above, for the years ended December 31, 2010 and 2009, respectively. Approximate future minimum rentals under the Company’s current Master Lease, which expires on April 15, 2011, are as follows (in thousands):

Year Ended December 31, 2010	Amount
2011	59

$59

Litigation. The Company is subject to routine litigation arising in the normal course of business from time to time. Beginning in November 2009, the Company was involved in legal proceedings which were settled as described below.

On August 23, 2010, the Company and the Company’s five current directors entered into a settlement agreement with Robert Hoult and Moxiesearch.com, which was effective as of August 18, 2010 (the “Suit Settlement Agreement”), to resolve the Suit with respect to such parties. The Suit Settlement Agreement was also entered into to resolve a Derivative Complaint initiated by Mr. Hoult.

The Suit Settlement Agreement required Robert Hoult to file a request for dismissal of the Derivative Complaint with the San Francisco Superior Court, and he complied with this requirement. After the San Francisco Superior Court dismissed the Derivative Complaint with prejudice as to Hoult on August 27, 2010, the Company was required by the Suit Settlement Agreement to request dismissal of the Suit against Hoult and

(continued)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2010 and 2009 and for the Years Then Ended

(16) Commitments and Contingencies, Continued

Moxiesearch.com. The Company complied with this requirement and the Suit was dismissed on August 27, 2010. Mr. Hoult then transferred or caused to be transferred, all of the shares of the Company’s common stock owned by him and members of his immediate family (i.e., 622,673 shares) to Deutsche Bank National Trust Company, as escrow agent (the “Escrow Agent”), to be held pursuant to the terms of an escrow agreement, described below, pending the dismissal of the Suit and the Derivative Complaint. On October 8, 2010, all open matters were resolved such that the shares were transferred to the Company, resulting in a legal gain of $244,000.

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

Messrs. Keery and Giessman have represented to the Company that the ProStreamMedia Profits are currently derived from sponsored listing agreements between Remajo, LLC, a California limited liability company (“Remajo”) and other entities, pursuant to which Remajo receives revenues from the “Prostreammedia.com” domain name. Remajo then pays such revenues to the ProStreamMedia general partnership, whose general partners are Messrs. Keery and Giessman. Therefore, in order to accomplish payment of the ProStreamMedia Profits to the Company, the Suit and Arbitration Settlement Agreement requires the following. Mr. Giessman shall transfer all of the issued and outstanding equity interests of Remajo to Mr. Keery. Individually, and as the sole general partners of the ProStreamMedia general partnership, Messrs. Giessman and Keery shall then transfer all assets of the ProStreamMedia business to Remajo, including all right, title and interest in the domain name “Prostreammedia.com.” Messrs. Giessman and Keery shall then dissolve the ProStreamMedia general partnership. Remajo shall enter into an agreement with the Company, whereby it shall grant to the Company the right to receive the ProStreamMedia Profits. As security for the obligations of Remajo to the Company, the Settlement Agreement requires that the Company shall have a first-priority lien on all issued and outstanding equity interests of Remajo owned by Mr. Keery and all trade names, trademarks, service marks, slogans, logos, domain names, URL addresses, trademark and service mark and domain registrations and trademark and service mark and domain applications relating to the ProStream Media name. In connection with the foregoing, the name of Remajo will be changed. The agreements granting the security interests described above have not yet been finalized.

Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe the results of such litigation would have a material adverse effect on the Company’s business, financial condition or results of operations.

(continued)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Purchase Agreement by and among Banks.com, Inc., InterSearch Corporate Services, Inc., MyStockFund Securities, Inc., and Online Investments, Inc. effective as of November 29, 2007	Quarterly Report on Form 10-Q	001-33074	2.1	5/15/2008

2.2¿	Asset Purchase Agreement by and between Robert Fox and Lina Watson and Internet Revenue Services, Inc. dated September 15, 2006	Quarterly Report on Form 10-Q	001-33074	10.1	11/14/2008

3.1	Amended and Restated Articles of Incorporation, as amended	Amendment No. 1 to Annual Report on Form 10-K/A	001-33074	3.1	4/01/2009

3.2	Amended and Restated Bylaws	Registration Statement on Form SB-2, as amended	333-129937	3.2	11/23/2005

4.1	Form of Common Stock Certificate	Annual Report on Form 10KSB	001-33074	4.1	3/31/2008

4.2	Form of Common Stock Purchase Warrant	Registration Statement on Form SB-2, as amended	333-129937	4.3	11/23/2005

4.3	Registration Rights Agreement by and among Banks.com, Inc. and Barron Partners, L.P. dated September 26, 2005	Registration Statement on Form SB-2, as amended	333-129937	4.4	11/23/2005

4.4	Form of Common Stock Purchase Warrant issued to GunnAllen Financial, Inc. and Pacific Summit Securities	Registration Statement on Form SB-2, as amended	333-129937	4.6	1/26/2006

4.5	Investment Agreement between Banks.com, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.1	7/27/2006

4.6	First Amendment to Investment Agreement dated September 30, 2006	Annual Report on Form 10KSB	001-33074	4.6	3/30/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
4.7	Waiver, dated November 21, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P.	Amendment No. 1 to Annual Report on Form 10-K/A	001-33074	4.7	4/01/2009

4.8	First Amendment to Investment Agreement, dated January 6, 2009 and effective as of December 31, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P.	Amendment No. 1 to Current Report on Form 8-K/A	001-33074	10.1	4/27/2009

4.9	Extensions, dated May 11, 2009 and March 31, 2009, of Waiver dated November 21, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P., as amended	Quarterly Report on Form 10-Q	001-33074	4.3	5/14/2009

4.10	Promissory Notes issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.2	7/27/2006

4.11	Form of Common Stock Purchase Warrant issued to issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.3	7/27/2006

4.12	Registration Rights Agreement by and among Banks.com, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.4	7/27/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1**	Banks.com, Inc. 2004 Equity Incentive Plan and form of agreements thereunder	Registration Statement on Form SB-2, as amended	333-129937	10.2	11/23/2005

10.2**	Amended and Restated Banks.com, Inc. 2005 Equity Incentive Plan and form of agreements thereunder, as amended	Current Report on Form 8-K	000-51776	10.1	11/30/2007

10.3**	Form of agreements for the Amended and Restated Banks.com, Inc. 2005 Equity Incentive Plan	Annual Report on Form 10KSB	001-33074	10.3	3/30/2007

10.4	Office Lease dated September 21, 2005 by and between HCV Pacific Investors V and Banks.com, Inc., as amended	Registration Statement on Form SB-2, as amended	333-129937	10.5	11/23/2005

10.5	Form of Non-compete Agreement issued to certain employees of Walnut Ventures	Registration Statement on Form SB-2, as amended	333-129937	10.11	11/23/2005

10.6**	Employment Agreement by and between Banks.com, Inc. and Daniel M. O’Donnell dated February 22, 2007	Quarterly Report on Form 10QSB	001-33074	10.1	5/14/2007

10.7**	Employment Agreement by and between Banks.com, Inc. and Gary W. Bogatay dated February 22, 2007	Quarterly Report on Form 10QSB	001-33074	10.2	5/14/2007

10.8**	Employment Agreement by and between Banks.com, Inc. and Andrew Keery dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.7	1/11/2006

10.9**	Employment Agreement by and between Banks.com, Inc. and Steven Ernst dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.8	1/11/2006

10.10**	Employment Agreement by and between Banks.com, Inc. and Robert Hoult dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.10	1/11/2006

10.11**	Employment Agreement by and between Banks.com, Inc. and Kimberly O’Donnell dated October 27, 2004	Quarterly Report on Form 10QSB	001-33074	10.3	5/14/2007

10.12**	Separation Agreement by and between Banks.com, Inc. and Andrew Keery dated October 24, 2007	Annual Report on Form 10KSB	001-33074	10.13	3/31/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.13	Form of Subscription Agreement, dated January 6, 2009, between Banks.com, Inc. and Daniel O’Donnell and certain of his affiliates	Current Report on Form 8-K	001-33074	10.2	1/12/2009

10.14	Sublease Agreement, dated January 13, 2009, between Banks.com, Inc. and MuseGlobal, Inc.	Current Report on Form 8-K	001-33074	10.1	2/06/2009

10.15	Waiver, Consent and Voting Agreement, dated January 5, 2009, between Barron Partners LP and Banks.com, Inc.	Quarterly Report on Form 10-Q	001-33074	10.1	8/14/2009

10.16	Loan and Security Agreement, dated March 3, 2010, by and among Banks.com, Inc., InterSearch Corporate Services, Inc., Dotted Ventures, Inc., and Silicon Valley Bank	Annual Report on Form 10-K	001-33074	10.25	3/31/2010

10.17	Settlement Agreement, dated August 23, 2010 and effective as of August 18, 2010, by and among Banks.com, Inc., Daniel O’Donnell, Frank McPartland, Lawrence Gibson, Charles Dargan II, Steven Ernst, Robert Hoult, and Moxiesearch.com	Quarterly Report on Form 10-Q	001-33074	10.1	11/15/2010

10.18	Escrow Agreement, dated August 23, 2010 and effective as of August 18, 2010, by and among, Banks.com, Inc., Robert Hoult, and Deutsche Bank National Trust Company	Quarterly Report on Form 10-Q	001-33074	10.2	11/15/2010

10.19	Settlement Agreement, dated August 25, 2010 and effective as of August 24, 2010, by and among Banks.com, Inc., Andrew Keery, Dale Giessman, and ProStreamMedia.com	Quarterly Report on Form 10-Q	001-33074	10.3	11/15/2010

10.20	Agreement for assignment of Domain Name, dated effective December 7, 2010, between the Company and Domain Capital, LLC	Current Report on Form 8-K	001-33074	10.1	12/13/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.21	Lease Agreement for Domain Name, dated effective December 7, 2010, between the Company and Domain Capital, LLC	Current Report on Form 8-K	001-33074	10.2	12/13/2010

10.22	Exclusive Option to Purchase Domain Name, dated effective December 7, 2010, between the Company and Domain Capital, LLC	Current Report on Form 8-K	001-33074	10.3	12/13/2010

10.23	Asset Purchase Agreement, dated December 20, 2010, among the Company, TPN Holdings LLC, and the members of TPN Holdings	Current Report on Form 8-K	001-33074	10.1	12/23/2010

10.24	Form of Noncompetition and Nonsolicitation Agreement, dated December 20, 2010, between the Company and each of Ryan Thompson, Mark Faggiano and Sebastian Ailioaie	Current Report on Form 8-K	001-33074	10.2	12/23/2010

10.25	Promissory Note of the Company, effective as of December 21, 2010, issued in favor of Daniel M. O’Donnell and Kimberly O’Donnell	Current Report on Form 8-K	001-33074	10.3	12/23/2010

10.26	Consent and First Amendment to Loan and Security Agreement, dated November 24, 2010, by and among Silicon Valley Bank and Banks.com, Inc., InterSearch Corporate Services, Inc., and Dotted Ventures, Inc.					X

10.27	Second Amendment to Loan and Security Agreement, dated March 2, 2011, by and among Silicon Valley Bank and Banks.com, Inc., InterSearch Corporate Services, Inc., and Dotted Ventures, Inc.					X

21.1	List of Subsidiaries					X

23.1	Consent of Independent Auditors					X

23.2	Consent of Independent Auditors					X

24.1	Power of Attorney (included on signature page)					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

¿	Confidential treatment for this exhibit expired on September 21, 2008, therefore, this exhibit was re-filed in its entirety. (The exhibit was originally filed on September 21, 2006).
**	Indicates management compensatory plan, contract or arrangement.