Form 10-Q
period 2011-03-31
Banks.com, Inc.
filed 2011-05-16
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33074

BANKS.COM, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3234205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Market Street, Suite 2200, San Francisco, CA 94105

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $.001 par value per share	25,853,009 shares

BANKS.COM, INC. AND SUBSIDIARIES

BANKS.COM, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets

Current assets:
Cash	$72	$107
Accounts receivable	1,077	656
Prepaid expenses and other	171	167
Deferred income taxes	317	316

Total current assets	1,637	1,246

Property and equipment, net	192	277
Domains and other intangibles, net	10,285	10,618
Other assets	92	88
Deferred income taxes	842	890

Total assets	$13,048	$13,119

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,084	$1,017
Accrued liabilities	393	461
Accrued dividends	67	60
Deferred revenue	17	16
Revolving line of credit	—	106
Notes payable, current portion	144	141

Total current liabilities	1,705	1,801

Notes payable	536	559

Total liabilities	2,241	2,360

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 and 3,000,000 shares issued and outstanding	3	3
Common stock, $.001 par value, 125,000,000 shares authorized, 25,814,103 and 25,814,103 shares issued and outstanding	26	26
Additional paid-in capital	10,818	10,824
Accumulated deficit	(40)	(94)

Total stockholders’ equity	10,807	10,759

Total liabilities and stockholders’ equity	$13,048	$13,119

See accompanying notes to condensed consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010

Revenues	$1,943	$4,169

Operating expenses:
Traffic acquisition costs	552	1,499
Depreciation and amortization	423	449
Sales and marketing	171	360
General and administrative	652	1,014

Total operating expenses	1,798	3,322

Income from operations	145	847

Interest expense	(35)	(319)

Income before income taxes	110	528

Income tax expense	(49)	(231)

Net income	61	297

Preferred stock dividends	(7)	(7)

Net income available to common stockholders	$54	$290

Net income per common share available to common stockholders:

Basic	$—	$.01

Diluted	$—	$.01

Weighted average common shares outstanding:

Basic	25,814,103	26,113,651

Diluted	27,199,777	27,776,207

See accompanying notes to condensed consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2009	3,000,000	$3	26,113,651	$26	$10,831	$880	$11,740

Preferred stock dividends (unaudited)	—	—	—	—	—	(7)	(7)

Stock-based compensation (unaudited)	—	—	—	—	60	—	60

Net income (unaudited)	—	—	—	—	—	297	297

Balance at March 31, 2010 (unaudited)	3,000,000	$3	26,113,651	$26	$10,891	$1,170	$12,090

Balance at December 31, 2010	3,000,000	$3	25,814,103	$26	$10,824	$(94)	$10,759

Preferred stock dividends (unaudited)	—	—	—	—	—	(7)	(7)

Stock-based compensation (unaudited)	—	—	—	—	(6)	—	(6)

Net income (unaudited)	—	—	—	—	—	61	61

Balance at March 31, 2011 (unaudited)	3,000,000	$3	25,814,103	$26	$10,818	$(40)	$10,807

See accompanying notes to condensed consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$61	$297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90	113
Amortization of domains and other	333	336
Amortization of debt issuance costs	—	258
Deferred income taxes	47	23
Stock-based compensation	(6)	60
Change in operating assets and liabilities:
Accounts receivable	(421)	(383)
Prepaid expenses and other	(4)	(7)
Other assets	(4)	(5)
Accounts payable	67	260
Accrued liabilities	(68)	180
Deferred revenue	1	(99)

Net cash provided by operating activities	96	1,033

Cash flows from investing activities:
Purchase of property and equipment	(5)	(10)

Net cash used in investing activities	(5)	(10)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving line of credit	(106)	1,211
Payment of notes payable	(20)	(2,210)

Net cash used in financing activities	(126)	(999)

Net (decrease) increase in cash	(35)	24

Cash at beginning of period	107	176

Cash at end of period	$72	$200

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$38	$56

Income taxes	$4	$50

Noncash financing and investing activities:
Preferred stock dividends accrued	$7	$7

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

Banks.com operates in the pay-per-click search engine and Internet advertising industries, and owns and maintains an Internet domain portfolio including www.banks.com, www.irs.com, www.filelater.com, and www.look.com.

ICS is engaged principally in the business of providing highly skilled Internet and technology focused consultants.

Dotted owns an ICANN accredited domain Registrar business.

MyStockFund is an online broker-dealer that offers an array of financial products and services with a focus on fractional share investing.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our business is highly seasonal and operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011, or for any other period. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

Management has evaluated events occurring subsequent to the balance sheet date through the financial statement issuance date for disclosure.

(2) Significant Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

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

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock-Based Compensation, Continued. The Company had two equity incentive plans at March 31, 2011, the 2004 Equity Incentive Plan (“2004 Plan”), and the 2005 Equity Incentive Plan (“2005 Plan”), which replaced the 2004 Plan. The termination of the 2004 Plan did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan, but no shares will be available for grant under the 2004 Plan. At March 31, 2011, 761,956 shares remained available for grant under the 2005 Plan.

A summary of the stock option activity in the Company’s equity incentive plans is as follows:

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	1,667,031	$0.73	5.74 years	$157,000
Granted	—	—
Forfeited	(376,875)	1.13
Exercised	—	—

Outstanding at March 31, 2011	1,290,156	$0.61	7.15 years	$69,000

Exercisable at March 31, 2011	857,031	$0.76	6.76 years	$47,000

At March 31, 2011, the Company had 433,125 unvested stock options outstanding and there was $225,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through January 2014. The total net fair value of stock options vested and recognized as compensation expense was negative $6,000 for the three months ended March 31, 2011 due to forfeiture adjustments, compared to $60,000 for the same period in 2010. The associated income tax benefit recognized was $4,000 for the three months ended March 31, 2011, compared to $5,000 for the same period in 2010.

There were no stock options granted during the three months ended March 31, 2011. The fair value of each option granted for the three months ended March 31, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010

Risk-free interest rate	—	5.13%
Expected dividend yield	—	—
Expected volatility	—	167%
Expected life in years	—	6.25

Grant-date fair value of options issued during the period	$—	$102,000

Per share value of options at grant date	$—	$0.24

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2) Significant Accounting Policies, Continued

Stock-Based Compensation, Continued. On January 1, 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to serve as a benefit to employees. Each year, at the discretion of the Board of Directors, the Company may make a contribution to the ESOP in Company stock or in cash. As of March 31, 2011, no shares have been allocated to the plan.

(3) Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted net income per share for the three months ended March 31, 2011 and 2010 was computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method, plus the effect of outstanding convertible preferred stock using the if converted method. Net income per common share has been computed based on the following:

	Three Months Ended March 31,
	2011			2010
	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net income	$61	25,814,103	$—	$297	26,113,651	$.01
Less: preferred stock dividends	(7)	—	—	(7)	—	—

Net income available to common stockholders	54	25,814,103	—	290	26,113,651	.01
Effect of dilutive securities:
Assumed conversion of preferred stock	7	1,000,000	—	7	1,000,000	—
Incremental shares from assumed conversion of options	—	385,674	—	—	662,556	—

Diluted:
Net income available to common stockholders and assumed conversions	$61	27,199,777	$—	$297	27,776,207	$.01

At March 31, 2011 and 2010, a total of 413,750 and 730,000 outstanding options and 477,000 and 6,327,435 outstanding common stock warrants were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price for the three months ended March 31, 2011 and 2010, respectively.

(4) Warrants

At March 31, 2011, there were 477,000 outstanding warrants to purchase the Company’s common stock at an exercise price of $1.60, which expire on July 20, 2011.

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

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

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

On December 7, 2010, the Company entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”) consisting of an agreement to assign the domain name, Banks.com, to Domain Capital in exchange for $600,000 in cash and a lease agreement to lease back the domain name from Domain Capital for a five year term with an effective interest rate of 15%. At the same time, the parties also entered into an Exclusive Option to Purchase whereby Domain Capital granted the Company an option to purchase the Banks.com domain name for a nominal amount at the end of the lease. The lease agreement was effective as of the close of the assignment of the domain name and provides for monthly payments of $14,274. The Company accounts for this transaction as a financing due to the Company’s continuing involvement and bargain purchase at end of the lease. The lease agreement provides for customary events of default, including, among other things, nonpayment, failure to comply with the other agreements in the lease agreement within certain specified periods of time, and events of bankruptcy, insolvency and reorganization. The Company may pre-pay the balance of the lease payments at any time by paying to Domain Capital the pre-payment amount as described in the lease agreement, provided that if certain events of default have occurred and are continuing, the Company must exercise its right to pre-pay within 15 days following its receipt of notice of such default from Domain Capital and must also pay any then outstanding lease payments. The capital lease obligation had a balance of $579,423 at March 31, 2011, of which approximately $90,000 is classified in current liabilities with the remainder being classified as long term debt.

Effective as of December 21, 2010, the Company issued an unsecured promissory note in the amount of $100,000 (the “Note”) to the Company’s Chief Executive Officer, Daniel M. O’Donnell, and his wife, Kimberly L. O’Donnell, pursuant to which they loaned such amount to the Company. The Note bears interest commencing December 1, 2010, at the following rates: 20.00% per annum during the first six month period (December 2010 – May 2011); 15.00% per annum during the second six month period (June – November 2011); and 17.50% per annum during the third six month period (December 2011 – May 2012). Commencing December 31, 2010 and ending May 31, 2011, the Company must make monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note. On May 31, 2011, a principal payment of $25,000 is due and payable on the Note. During the period commencing June 1, 2011 and ending May 31, 2012, the Company must make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note will be due and payable. The Note is unsecured and subordinated to any of the Company’s existing and future indebtedness to Silicon Valley Bank. The Note had a balance of $100,000 at March 31, 2011, of which approximately $54,000 is classified in current liabilities with the remainder being classified as long term debt.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(8) Revolving Line of Credit

In March 2010, the Company established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year. The interest rate applied when net cash is above $1 is prime plus 2.50%, while the applicable interest rate when net cash is below $1 is prime plus 3.25% with a 0.55% monthly collateral handling fee calculated daily. Net cash is defined as the deposit, unrestricted cash and short-term investments at or through SVB less SVB debt. The loan agreement between the Company and SVB (the “Loan Agreement”) was executed and effective on March 3, 2010 and initially funded on March 5, 2010. Under the terms of the Loan Agreement, SVB could advance funds to the Company collateralized by certain receivables not to exceed $3,125,000. On March 5, 2010, SVB advanced approximately $1,850,000 to the Company, which was used to pay the outstanding balance on the Company’s Senior Subordinated Notes described in Note 7. An amendment to the Loan Agreement on November 24, 2010, among other things, decreased the facility amount to $1,250,000. On March 2, 2011, another amendment decreased the facility amount to $175,000, and extended the term of the Loan Agreement to April 1, 2011, when it ultimately terminated. As of March 31, 2011, we had no balance on our revolving line of credit with SVB.

(9) Compliance Notice

On September 17, 2009, the NYSE Amex (the “Exchange”) notified the Company of a continued listing deficiency under Section 1003(f)(v) of the Exchange’s Company Guide (the “Company Guide”) due to the low selling price of the Company’s common stock, and granted the Company an extension until March 16, 2010 to regain compliance. On April 14, 2010, the Exchange notified the Company that it had determined that, in accordance with Section 1009 of the Company Guide, the Company had made a reasonable demonstration of its ability to regain compliance with Section 1003 (f)(v) of the Company Guide by the end of the revised plan period, which they determined to be no later than October 14, 2010, and the Company would be subject to periodic review by the Exchange staff during this extension period. On October 6, 2010, the Exchange notified the Company that the continued listing deficiency referenced in the Exchange’s letter dated September 16, 2009 had been resolved. The Company’s continued listing eligibility will continue to be assessed on an ongoing basis and the Company has now become subject to the provisions of Section 1009(h) of the Company Guide, which states that if the Company, within 12 months of the end of the plan period, is again determined to be below continued listing standards, the Exchange will review the circumstances and may immediately initiate delisting proceedings. Should the Exchange formally notify the Company that such a condition exists, the Company may find it necessary to either effect a reverse stock split to maintain its listing, or alternatively, delist from the Exchange.

(10) Economic Dependence, Accounts Receivable and Concentration of Risk

A substantial portion of the Company’s revenues have historically been generated by a limited number of advertising network partners. The Company is paid when search results generated by these partners are clicked on one of the Company’s web properties. The expiration of one or more of these contracts has historically adversely impacted the operations of the Company. Our contractual relationship with InfoSpace, Inc. was consummated in the fourth quarter of 2007 and accounted for a substantial portion of the Company’s revenues during the three months ended March 31, 2011 and 2010, totaling $668,000 and $3,014,000, respectively. This agreement will automatically renew on December 31, 2011 for successive one year terms unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. Accounts receivable at March 31, 2011 and December 31, 2010, respectively, included $489,000 and $144,000 due from this advertising network partner. The Company is taking proactive measures to both expand this relationship and develop new partnerships with alternative providers of online search and advertising. In addition, the change in the Company’s business model to diversify its strategy to include customer acquisition through offering financial products and services is expected to gradually reduce the Company’s reliance on advertising network partners.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. This section of this Quarterly Report contains forward–looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward–looking statements. Our actual results may differ materially from the information contained in these forward-looking statements for many reasons, including those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

We currently depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. In October 2008, we entered into a distribution agreement with InfoSpace, Inc. to provide paid meta-search results from Google, Yahoo, Microsoft and/or Ask.com on the banks.com and look.com properties. This agreement will automatically renew on December 31, 2011 for a one year term and thereafter for successive one year terms, unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. InfoSpace, Inc. represented 34% of our revenues for the quarter ended March 31, 2011 and 72% of our revenues for the quarter ended March 31, 2010.

NYSE Amex Listing

On September 17, 2009, the NYSE Amex (the “Exchange”) notified us of a continued listing deficiency under Section 1003(f)(v) of the Exchange’s Company Guide (the “Company Guide”) due to the low selling price of our common stock, and granted us an extension until March 16, 2010 to regain compliance. On April 14, 2010, the Exchange notified us that it had determined that, in accordance with Section 1009 of the Company Guide, we had made a reasonable demonstration of our ability to regain compliance with Section 1003(f)(v) of the Company Guide by the end of the revised plan period, which they determined to be no later than October 14, 2010. On October 6, 2010, the Exchange notified us that the continued listing deficiency referenced in the Exchange’s letter dated September 16, 2009 had been resolved. Our continued listing eligibility will continue to be assessed on an ongoing basis and we have now become subject to the provisions of Section 1009(h) of the Company Guide, which states that if we, within 12 months of the end of the plan period, again are determined to be below continued listing standards, the Exchange will review the circumstances and may immediately initiate delisting proceedings. Should the Exchange formally notify us that such a condition exists; we may find it necessary to either effect a reverse stock split to maintain our listing, or alternatively, delist from the Exchange.

Quarterly Results May Fluctuate

Our quarterly results have fluctuated in the past and will continue to do so in the future due to our concentration in the online tax related business. Our reliance on revenues generated through our ownership of the Internet domains irs.com and filelater.com will continue to cause our revenues to be largely seasonal in nature, with peak revenues occurring during the U.S. tax filing season of January through April. Therefore, our first and second quarter results are not indicative of results for the entire fiscal year.

RESULTS OF OPERATIONS

The following table sets forth information for the three months ended March 31, 2011 and 2010 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (dollars in thousands).

	Three Months Ended March 31,
	2011		2010
Statements of Operations Data:
Revenues	$1,943	100%	$4,169	100%

Operating expenses:
Traffic acquisition costs	552	28	1,499	36
Depreciation and amortization	423	22	449	11
Sales and marketing	171	9	360	9
General and administrative	652	34	1,014	24

Total operating expenses	1,798	93	3,322	80

Income from operations	145	7	847	20
Interest expense	(35)	(2)	(319)	(7)

Income before income taxes	110	5	528	13
Income tax expense	(49)	(2)	(231)	(6)

Net income	61	3	297	7

Preferred stock dividends	(7)	—	(7)	—

Net income available to common stockholders	$54	3%	$290	7%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues. Revenues of $1.9 million for the three months ended March 31, 2011 were adversely impacted by a reduction in our search engine marketing efforts, advertising network partner charge backs of approximately $200,000, and the absence of a direct online tax preparation advertiser. This compares to revenues of $4.2 million for the same period in 2010, which were not affected by any of these factors.

Traffic Acquisition Costs. Traffic acquisition costs were $552,000 for the three months ended March 31, 2011 compared to $1.5 million for the same period in 2010. This decrease was primarily attributable to a reduction in our search engine marketing efforts.

Depreciation and Amortization. Depreciation and amortization decreased to $423,000 for the three months ended March 31, 2011 from $449,000 for the same period in 2010. The decrease was primarily attributable to certain assets being fully depreciated in 2010.

Sales and Marketing. Sales and marketing expense was $171,000 for the three months ended March 31, 2011 compared to $360,000 for the same period in 2010. This decrease was due primarily to a decrease in sales commission expenses.

General and Administrative. General and administrative expenses decreased to $652,000 for the three months ended March 31, 2011 from $1 million for the same period in 2010. This decrease is due primarily to the reduction in personnel headcount and in other general and administrative expenses we initiated in the fourth quarter of 2010 to better align our cost structure to be less reliant on search engine marketing.

Interest Expense. Interest expense was $35,000 for the three months ended March 31, 2011 compared to $319,000 for the same period in 2010. This decrease is primarily a result of the payoff of our 13.5% Senior Subordinated Notes (the “Notes”) on March 5, 2010.

Income Tax Expense. Income tax expense was $49,000 for the three months ended March 31, 2011 compared to $231,000 for the same period in 2010. This decrease is primarily a result of pretax income of $110,000 for the three months ended March 31, 2011 compared to pretax income of $528,000 for the same period in 2010. Any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, such as stock compensation.

Net Income. Net income available to common stockholders for the three months ended March 31, 2011 was $54,000, or zero per basic and diluted share, compared to net income of $290,000, or $.01 per basic and diluted share, for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through internally generated funds, debt financing, and the use of our line of credit when available. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of March 31, 2011, we had $72,000 in cash compared to $107,000 at December 31, 2010. As of March 31, 2011, our current liabilities exceeded our current assets resulting in a working capital deficit of $68,000 compared to a working capital deficit of $555,000 on December 31, 2010.

In March 2010, we established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year. The loan agreement between us and SVB (the “Loan Agreement”) was executed and effective on March 3, 2010 and initially funded on March 5, 2010. The proceeds were utilized to retire the outstanding principal balance of approximately $1.92 million on our senior debt. Under the terms of the Loan Agreement, SVB could advance funds to us to finance certain Eligible Accounts (as defined in the Loan Agreement). When SVB made an advance, the Eligible Account became a Financed Receivable (as described in additional detail in the Loan Agreement). The aggregate face amount of all Financed Receivables outstanding at any time under the Loan Agreement could not exceed $3,125,000 (the “Facility Amount”). An amendment to the Loan Agreement on November 24, 2010, among other things, decreased the Facility Amount to $1,250,000. On March 2, 2011, another amendment decreased the facility amount to $175,000 and extended the term of the Loan Agreement to April 1, 2011, when it ultimately terminated. As of March 31, 2011, we had no balance on our revolving line of credit with SVB. We may pursue a new credit facility to help alleviate any potential shortfalls in cash flow that we may experience, although there is no guarantee we will ultimately secure such a facility.

We generated $96,000 in operating cash flow during the three months ended March 31, 2011, compared to $1 million for the same period in 2010. Since the first quarter of 2010, our liquidity has been negatively impacted by revenue charge backs, as well as by an increase in legal expenses related to our now settled litigation. As such, we entered into the transactions described below to improve our liquidity position and to fund the acquisition of FileLater.com.

On December 7, 2010, we entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”), consisting of an agreement to assign the domain name, Banks.com, to Domain Capital in exchange for $600,000 in cash and a lease agreement to lease back the domain name from Domain Capital for a five year term. At the same time, the parties also entered into an Exclusive Option to Purchase whereby Domain Capital granted us an option to purchase the Banks.com domain name for a nominal amount at the end of the lease. The lease agreement was effective as of the close of the assignment of the domain name and provides for monthly rent payments of $14,274. The lease agreement provides for customary events of default, including, among other things, nonpayment, failure to comply with the other agreements in the lease agreement within certain specified periods of time, and events of bankruptcy, insolvency and reorganization. We may pre-pay the balance of the lease payments at any time by paying to Domain Capital the pre-payment amount as described in the lease agreement, provided that if certain events of default have occurred and are continuing, we must exercise our right to pre-pay within 15 days following our receipt of notice of such default from Domain Capital and must also pay any then outstanding lease payments. The capital lease obligation had a balance of $579,423 at March 31, 2011, of which approximately $90,000 is classified in current liabilities with the remainder being classified as long term debt.

On December 21, 2010, we issued an unsecured promissory note in the amount of $100,000 (the “Note”) to our Chief Executive Officer, Daniel M. O’Donnell, and his wife, Kimberly L. O’Donnell, pursuant to which they loaned such amount to us. The Note bears interest commencing December 1, 2010, at the following rates: 20.00% per annum during the first six month period (December 2010 – May 2011); 15.00% per annum during the second six month period (June – November 2011); and 17.50% per annum during the third six month period (December 2011 – May 2012). Commencing December 31, 2010 and ending May 31, 2011, we must make monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note. On May 31, 2011, a principal payment of $25,000 is due and payable on the Note. During the period commencing June 1, 2011 and ending May 31, 2012, we must make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note will be due and payable. The Note is unsecured and subordinated to any of our existing and future indebtedness to SVB. The Note had a balance outstanding of $100,000 at March 31, 2011 of which approximately $54,000 is classified in current liabilities with the remainder being classified as long term debt.

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

Cash Flows for the Three Months Ended March 31, 2011

Net cash provided by operating activities for the three months ended March 31, 2011 was $96,000 consisting primarily of net income of $61,000, increased by depreciation and amortization of $423,000, offset by an increase in accounts receivable of $421,000.

Net cash used in investing activities for the three months ended March 31, 2011 of $5,000 was for the purchase of computer hardware.

Net cash used in financing activities for the three months ended March 31, 2011 of $126,000 was primarily attributable to a reduction of $106,000 in our revolving line of credit.

Cash Flows for the Three Months Ended March 31, 2010

Net cash provided by operating activities for the three months ended March 31, 2010 was $1.0 million consisting primarily of net income of $297,000, increased by depreciation and amortization of $449,000, and an increase in accounts payable of $260,000, partially offset by an increase in accounts receivable of $383,000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are discussed in Note 2 to our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report and are fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer and principal financial officer), Daniel M. O’Donnell, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and, based on such evaluation, concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Silicon Valley Bank Loan and Security Agreement, dated March 3, 2010, between Silicon Valley Bank (“SVB”), on the one hand, and Banks.com, Inc., Corporate Consulting Services, Inc., and Dotted Ventures, Inc. (together referred to as “Borrower”), on the other hand, which expired on April 1, 2011, prohibited us from paying any dividends or making any distribution or payment without the prior written consent of SVB. Under that agreement, we were required to obtain prior written consent from SVB to redeem, retire or purchase any capital stock other than permitted distributions, which were: (a) purchases of capital stock from former employees, consultants and directors pursuant to repurchase agreements or other similar agreements in an aggregate amount not to exceed $100,000 in any fiscal year, provided that at the time of such purchase no event of default had occurred and was continuing; (b) distributions or dividends consisting solely of Borrower’s capital stock; and (c) purchases of fractional shares of capital stock arising out of stock dividends, splits or combinations or business combinations.

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

BANKS.COM, INC.

Date: May 16, 2011	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)