Form 10-Q
period 2011-06-30
Banks.com, Inc.
filed 2011-08-15
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $.001 par value per share	26,003,009 shares

BANKS.COM, INC. AND SUBSIDIARIES

BANKS.COM, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

	June 30,	December 31,
	2011	2010
	(unaudited)	(1)
Assets

Current assets:
Cash	$147	$107
Accounts receivable	600	656
Prepaid expenses and other	159	167
Deferred income taxes	316	316

Total current assets	1,222	1,246

Property and equipment, net	118	277
Domains and other intangibles, net	9,952	10,618
Other assets	95	88
Deferred income taxes	836	890

Total assets	$12,223	$13,119

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$653	$1,017
Accrued liabilities	305	461
Accrued dividends	75	60
Deferred revenue	4	16
Revolving line of credit	—	106
Notes payable, current portion	165	141

Total current liabilities	1,202	1,801

Notes payable	464	559

Total liabilities	1,666	2,360

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 and 3,000,000 shares issued and outstanding	3	3
Common stock, $.001 par value, 125,000,000 shares authorized, 26,003,009 and 25,814,103 shares issued and outstanding	26	26
Additional paid-in capital	10,860	10,824
Accumulated deficit	(332)	(94)

Total stockholders’ equity	10,557	10,759

Total liabilities and stockholders’ equity	$12,223	$13,119

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2010.

See accompanying notes to condensed consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$1,416	$2,919	$3,359	$7,088

Operating expenses:
Traffic acquisition costs	461	1,324	1,013	2,823
Depreciation and amortization	402	427	825	876
Sales and marketing	144	282	315	642
General and administrative	673	1,228	1,325	2,242

Total operating expenses	1,680	3,261	3,478	6,583

(Loss) income from operations	(264)	(342)	(119)	505

Other gain	6	—	6	—

Interest expense	(26)	(30)	(61)	(349)

(Loss) income before income taxes	(284)	(372)	(174)	156

Income tax (expense) benefit	—	141	(49)	(90)

Net (loss) income	(284)	(231)	(223)	66

Preferred stock dividends	(8)	(8)	(15)	(15)

Net (loss) income available to common stockholders	$(292)	$(239)	$(238)	$51

Net (loss) income per common share available to common stockholders:

Basic	$(.01)	$(.01)	$(.01)	$—

Diluted	$(.01)	$(.01)	$(.01)	$—

Weighted-average common shares outstanding:

Basic	25,902,460	26,204,118	25,858,525	26,159,134

Diluted	25,902,460	26,204,118	25,858,525	27,958,849

See accompanying notes to condensed consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2009	3,000,000	$3	26,113,651	$26	$10,831	$880	$11,740
Preferred stock dividends (unaudited)	—	—	—	—	—	(15)	(15)
Exercise of common stock options (unaudited)	—	—	7,500	—	1	—	1
Common stock issued for services (unaudited)	—	—	50,000	—	25	—	25
Common stock issued to directors for services (unaudited)	—	—	150,000	—	54	—	54
Stock-based compensation (unaudited)	—	—	—	—	55	—	55
Net income (unaudited)	—	—	—	—	—	66	66

Balance at June 30, 2010 (unaudited)	3,000,000	$3	26,321,151	$26	$10,966	$931	$11,926

Balance at December 31, 2010	3,000,000	$3	25,814,103	$26	$10,824	$(94)	$10,759
Preferred stock dividends (unaudited)	—	—	—	—	—	(15)	(15)
Exercise of common stock options (unaudited)	—	—	38,906	—	5	—	5
Common stock issued to directors for services (unaudited)	—	—	150,000	—	20	—	20
Stock-based compensation (unaudited)	—	—	—	—	11	—	11
Net loss (unaudited)	—	—	—	—	—	(223)	(223)

Balance at June 30, 2011 (unaudited)	3,000,000	$3	26,003,009	$26	$10,860	$(332)	$10,557

See accompanying notes to condensed consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(223)	$66
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	159	219
Amortization of domains and other	666	657
Amortization of debt issuance costs	—	258
Deferred income taxes	54	13
Stock-based compensation	31	134
Change in operating assets and liabilities:
Accounts receivable	56	558
Prepaid expenses and other	8	57
Other assets	(7)	(10)
Accounts payable	(364)	(103)
Accrued liabilities	(156)	(146)
Deferred revenue	(12)	(89)

Net cash provided by operating activities	212	1,614

Cash flows from investing activities:
Proceeds from sale of equipment	5	—
Purchase of property and equipment	(5)	(12)

Net cash provided by (used in) investing activities	—	(12)

Cash flows from financing activities:
Exercise of common stock options	5	1
Net proceeds from (repayments of) revolving line of credit	(106)	627
Payment of notes payable	(71)	(2,210)

Net cash used in financing activities	(172)	(1,582)

Net increase in cash	40	20

Cash at beginning of period	107	176

Cash at end of period	$147	$196

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$65	$85

Income taxes	$4	$300

Noncash financing and investing activities:
Preferred stock dividends accrued	$15	$15

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our business is highly seasonal and operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011, or for any other period. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

Management has evaluated events occurring subsequent to the balance sheet date through the financial statement issuance date for disclosure.

Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income, total assets, or shareholders equity.

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

The Company had two equity incentive plans at June 30, 2011, the 2004 Equity Incentive Plan (“2004 Plan”), and the 2005 Equity Incentive Plan (“2005 Plan”), which replaced the 2004 Plan. The termination of the 2004 Plan did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan, but no shares will be available for grant under the 2004 Plan. At June 30, 2011, 611,956 shares remained available for grant under the 2005 Plan.

A summary of the stock option activity in the Company’s equity incentive plans is as follows:

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,667,031	$0.73	5.74 years	$157,000
Granted	—	—
Forfeited	(376,875)	1.13
Exercised	(38,906)	0.14

Outstanding at June 30, 2011	1,251,250	$0.63	6.94 years	$13,000

Exercisable at June 30, 2011	898,437	$0.76	6.63 years	$10,000

At June 30, 2011, the Company had 352,813 unvested stock options outstanding and there was $164,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through January 2014. The total net fair value of stock options vested and recognized as compensation expense was $11,000 for the six months ended June 30, 2011, compared to $55,000 for the same period in 2010. The associated income tax benefit recognized was $6,000 for the six months ended June 30, 2011, compared to $1,000 for the same period in 2010.

There were no stock options granted during the three or six months ended June 30, 2011, or the three months ended June 30, 2010. The fair value of each option granted for the six months ended June 30, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30, 2010
Risk-free interest rate	5.13%
Expected dividend yield	—
Expected volatility	167%
Expected life in years	6.25

Grant-date fair value of options issued during the period	$102,000

Per share value of options at grant date	$0.24

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

On June 24, 2011, following the Company’s 2011 annual meeting of shareholders and the election of directors for the ensuing year, the board of directors approved an award of an aggregate of 150,000 shares of Company common stock which was granted to non-employee directors on June 27, 2011. This item has been recorded at fair value as stock compensation and additional paid-in capital. The amount of expense recognized in connection with this transaction totaled $20,000. The associated income tax benefit recognized was $8,000. Pursuant to our 2005 Equity Compensation Plan, on the day following our annual meeting of shareholders each year, each active non-employee director is eligible to receive an annual grant of options to purchase 45,000 shares of our Common Stock. However, each non-employee director elected to waive such non-qualified stock option award in 2011.

Revenue Recognition. Pay-for performance search results are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on a search result. Revenues derived from consulting services are recorded on a gross basis as services are performed and associated costs have been incurred using employees or independent contractors of the Company. The Company has agreements with various entities, networks of Web properties that have integrated the Company’s search service into their sites, to provide pay-for-performance search results. The Company pays these entities based on click-throughs on these listings. The revenue derived from pay-for-performance search results related to traffic supplied by these entities is reported gross of the payment to these entities. This revenue is reported gross primarily because the Company is the primary obligor to its customers. Credits for charge backs are recorded net of accounts receivable. Estimated charge backs are included in the allowance for doubtful accounts, if any.

Domains and Other Intangibles. Internet domains, or URLs, are stated at cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets of 5 to 15 years. The internet domain assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the impairment tests performed there was no impairment of internet domains during the three and six months ended June 30, 2011 and 2010. However, there can be no assurance that future internet domain impairment tests will not result in a charge to operations. Other intangibles consist primarily of customer relationships that are amortized over their estimate useful lives (generally five years).

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3)	Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted net income per share for the three and six months ended June 30, 2011 and the six months ended June 30, 2010 was computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method, plus the effect of outstanding convertible preferred stock using the if converted method. Outstanding stock options and warrants are not considered dilutive securities for the three months ended June 30, 2010 due to the net losses incurred by the company. Net income per common share has been computed based on the following:

	Three Months Ended June 30,
	2011			2010
	Loss	Weighted- Average Shares	Per Share Amount	Loss	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net loss	$(284)	25,902,460	$(.01)	$(231)	26,204,118	$(.01)
Less: preferred stock dividends	(8)	—	—	(8)	—	—

Net loss available to common stockholders	(292)	25,902,460	(.01)	(239)	26,204,118	(.01)
Effect of dilutive securities:
Assumed conversion of preferred stock	—	—	—	—	—	—
Incremental shares from assumed conversion of options	—	—	—	—	—	—

Diluted:
Net loss available to common stockholders and assumed conversions	$(292)	25,902,460	$(.01)	$(239)	26,204,118	$(.01)

	Six Months Ended June 30,
	2011			2010
	Loss	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net (loss) income	$(223)	25,858,525	$(.01)	$66	26,159,134	$—
Less: preferred stock dividends	(15)	—	—	(15)	—	—

Net (loss) income available to common stockholders	(238)	25,858,525	(.01)	51	26,159,134	—
Effect of dilutive securities:
Assumed conversion of preferred stock	—	—	—	15	1,000,000	—
Incremental shares from assumed conversion of options	—	—	—	—	799,715	—

Diluted:
Net (loss) income available to common stockholders and assumed conversions	$(238)	25,858,525	$(.01)	$66	27,958,849	$—

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3)	Net Income Per Share, Continued

All outstanding options and warrants were anti-dilutive for the three and six months ended June 30, 2011 and the three month ended June 30, 2010 because of the Company’s loss positions and were therefore excluded from the earnings per share calculation. A total of 730,000 outstanding options and 6,327,435 outstanding common stock warrants were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price for the six months ended June 30, 2010.

(4)	Warrants

At June 30, 2011, there were 477,000 outstanding warrants to purchase the Company’s common stock at an exercise price of $1.60, which expired on July 20, 2011.

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

An income tax valuation allowance of $243,000 was established at December, 31, 2010 related to tax net operating losses that management believes may not be utilized to offset future taxable income. At June 30, 2011, an additional valuation allowance of $109,000 was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized, resulting in a zero effective tax rate for the three months ended June 30, 2011.

(7)	Notes Payable

On December 7, 2010, the Company entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”) consisting of an agreement to assign the domain name, Banks.com, to Domain Capital in exchange for $600,000 in cash and a lease agreement to lease back the domain name from Domain Capital for a five year term with an effective interest rate of 15%. At the same time, the parties also entered into an Exclusive Option to Purchase whereby Domain Capital granted the Company an option to purchase the Banks.com domain name for a nominal amount at the end of the lease. The lease agreement was effective as of the close of the assignment of the domain name and provides for monthly payments of $14,274. The Company accounts for this transaction as a financing due to the Company’s continuing involvement and bargain purchase at end of the lease. The lease agreement provides for customary events of default, including, among other things, nonpayment, failure to comply with the other agreements in the lease agreement within certain specified periods of time, and events of bankruptcy, insolvency and reorganization. The Company may pre-pay the balance of the lease payments at any time by paying to Domain Capital the pre-payment amount as described in the lease agreement, provided that if certain events of default have occurred and are continuing, the Company must exercise its right to pre-pay within 15 days following its receipt of notice of such default from Domain Capital and must also pay any then outstanding lease payments. The capital lease obligation had a balance of $558,065 at June 30, 2011, of which approximately $94,000 is classified in current liabilities with the remainder being classified as long term debt.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(7)	Notes Payable, Continued

Effective as of December 21, 2010, the Company issued an unsecured promissory note in the amount of $100,000 (the “Note”) to the Company’s Chief Executive Officer, Daniel M. O’Donnell, and his wife, Kimberly L. O’Donnell, pursuant to which they loaned such amount to the Company. The Note bears interest commencing December 1, 2010, at the following rates: 20.00% per annum during the first six month period (December 2010 – May 2011); 15.00% per annum during the second six month period (June – November 2011); and 17.50% per annum during the third six month period (December 2011 – May 2012). Commencing December 31, 2010 and ending May 31, 2011, the Company must make monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note. On May 31, 2011, a principal payment of $25,000 was due and paid on the Note. During the period commencing June 1, 2011 and ending May 31, 2012, the Company must make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note will be due and payable. The Note is unsecured and subordinated to any of the Company’s existing and future indebtedness to Silicon Valley Bank. The Note had a balance of $71,112 at June 30, 2011, which is classified in current liabilities.

(8)	Revolving Line of Credit

In March 2010, the Company established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year with interest at prime plus 2.50% to 3.25%. Under the terms of the loan agreement between the Company and SVB (the “Loan Agreement”), SVB could advance funds to the Company collateralized by certain receivables not to exceed $3,125,000. On March 5, 2010, SVB advanced approximately $1,850,000 to the Company, which was used to pay the outstanding balance on the Company’s Senior Subordinated Notes. An amendment to the Loan Agreement on November 24, 2010, among other things, decreased the facility amount to $1,250,000. On March 2, 2011, another amendment decreased the facility amount to $175,000, and extended the term of the Loan Agreement to April 1, 2011, when it ultimately terminated. As of June 30, 2011, the Company had no revolving line of credit.

(9)	Liquidity

The Company incurred losses of $944,000 and $223,000 in calendar year 2010 and for the six months ended June 30, 2011 respectively. While the Company believes its current funds will be sufficient to enable it to meet its planned expenditures through at least January 1, 2012, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing sources. Failure to generate sufficient cash flows from operations, obtain a line of credit or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

(10)	Compliance Notice

On June 20, 2011, the Company received a letter from the NYSE Amex LLC (“NYSE Amex” or the “Exchange”) indicating that the Company is not in compliance with Section 1003(f)(v) of the Exchange’s Company Guide (the “Company Guide”) in that the Exchange is concerned that, as a result of its low selling price over the last thirty trading days, the Company’s common stock may not be suitable for auction market trading. Therefore, the Company’s continued listing is predicated on it effecting a reverse stock split of its common stock within a reasonable period of time, which the Exchange has determined to be no later than November 18, 2011. In setting this truncated deadline for compliance, the Exchange applied Section 1009(h) of the Company Guide, which provides that they may truncate the continued listing evaluation and follow-up procedures if a company, within 12 months of the end of a plan period, is again determined to be below continued listing standards.

The Company previously reported its receipt of a similar notice from the Exchange on September 17, 2009, of a continued listing deficiency due to the Company’s non-compliance with Section 1003(f)(v) of the Company Guide. The Company’s plan period with respect to the foregoing notice ended on October 14, 2010. On October 6, 2010, the Exchange notified the Company that the continued listing deficiency described in the Exchange’s letter of September 17, 2009 had been resolved.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(11)	Economic Dependence, Accounts Receivable and Concentration of Risk

A substantial portion of the Company’s revenues have historically been generated by a limited number of advertising network partners. The Company is paid when search results generated by these partners are clicked on one of the Company’s web properties. The expiration of one or more of these contracts has historically adversely impacted the operations of the Company. Our contractual relationship with InfoSpace, Inc. was consummated in the fourth quarter of 2007 and accounted for a substantial portion of the Company’s revenues during the six months ended June 30, 2011 and 2010, totaling $1,065,000 and $4,701,000, respectively. This agreement will automatically renew on December 31, 2011 for successive one year terms unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. Accounts receivable at June 30, 2011 and December 31, 2010, respectively, included $246,000 and $144,000 due from this advertising network partner. The Company is taking proactive measures to both expand this relationship and develop new partnerships with alternative providers of online search and advertising. In addition, the change in the Company’s business model to diversify its strategy to include customer acquisition through offering financial products and services is expected to gradually reduce the Company’s reliance on advertising network partners.

InfoSpace, the Company’s primary advertising network partner, provides the Company with paid search results from Google, Yahoo and other providers and is the source of a majority of the Company’s revenue. The Company has had instances in the past where it has not been paid for all of the revenue it generated and the Company cannot be assured that this will not happen in the future. In these instances, Google, Yahoo and others have retroactively charged the Company back for revenue generated that they deemed to be questionable. Although the Company takes proactive measures to mitigate these instances through the use of tools to gauge traffic quality, these credits to revenue come with little or no substantiation and/or support with limited recourse. In these instances, the Company has already incurred traffic acquisition costs that are not likely to be recovered. Revenue credits recorded for the three and six months ended June 30, 2011 were $179,000 and $379,000, respectively, and $237,000 for the three and six months ended June 30, 2010.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. This section of this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate for many reasons. Our forward-looking statements may be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in this report, in Part II, Item 1A under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 and those described from time to time in our subsequent filings with the SEC. Among the factors that could cause future results to differ materially from those provided herein are: (i) we may be unable to execute and implement our growth strategy, (ii) we cannot be certain of our ability to generate sufficient cash flow to meet our obligations on a timely basis; (iii) we may be unable to achieve our targeted performance goals for our business; and (iv) other unforeseen events may impact our business, financial condition or operating results. The forward-looking statements speak only as of the date hereof. We disclaim any obligation to update or alter our forward-looking statements, except as may be required by law.

OVERVIEW

General

We own and operate Internet media properties including: banks.com, irs.com, filelater.com and mystockfund.com. Our properties provide users with relevant finance-related content and services and provide vendors targeted online advertising opportunities. Through banks.com, we provide access to current financial content, including financial news, business articles, interest-rate tables, stock quotes, stock tracking and financial calculators. We also provide users access to tax related financial services including online tax preparation through irs.com and online tax extensions through filelater.com, a business we acquired in late 2010, as well as online stock brokerage services through mystockfund.com. We believe that focusing our content and services in the high-traffic financial services vertical will allow us to provide our advertisers access to highly relevant, typed in and search engine optimization generated traffic. We also operate proprietary search and shopping websites, including look.com and searchexplorer.com. We generate revenue on these sites primarily through search engine marketing efforts. In late 2009, we launched a premium pay-per-click advertising network known as the InterSearch AdNet, which currently serves over 10 billion advertising impressions per month on our proprietary websites, as well as a high quality publishing distribution network. In addition, we provide Internet technology professional services to Fortune 500 and other companies operating in the financial services sector.

We review our operations based on both our financial results and non-financial measures. Our primary source of revenue is our Internet advertising services; although we continue to expand our other revenue we derive from sources such as tax preparation, tax extension and stock brokerage services. For our Internet advertising services we review revenue-per-click and cost-per-click. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. A significant reduction in click-throughs or an advertising network partner exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest expense is traffic acquisition costs, which consist primarily of Internet advertising costs. We are continuing our search engine optimization efforts and taking advantage of the absence of traffic acquisition costs associated with this traffic and increasing page yield through better monetization as a result of insight gained through our proprietary analytics.

We currently depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. In October 2008, we entered into a distribution agreement with InfoSpace, Inc. to provide paid meta-search results from Google, Yahoo, Microsoft and/or Ask.com on the banks.com and look.com properties. This agreement will automatically renew on December 31, 2011 for a one year term and thereafter for successive one year terms, unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. InfoSpace, Inc. represented 32% of our revenues for the six months ended June 30, 2011 and 67% of our revenues for the six months ended June 30, 2010.

For the 2011 tax season, we opted to emphasize customer acquisition strategy through the marketing of our white label tax preparation service in lieu of selling that inventory to a direct tax preparation advertiser. We believe that the revenue derived through our customer acquisition efforts generally results in higher revenue per click and margins in the long term due to year over year retention of customers we acquire, but has an adverse affect on revenue per click in the short term. Depending on business conditions, we have employed one or both strategies in past tax seasons and will likely continue to employ one or both during future tax seasons. Also, in 2010, we acquired the tax extension business of FileLater.com with 2011 being the initial tax season under our ownership. Our pro forma, year over year, tax extension related revenue was up 73%.

Our recent financial performance has been negatively impacted by a series of revenue charge backs from our advertising network partners in our non tax related, search business, due to questionable traffic quality. The revenue associated with these charge backs also has significant corresponding traffic acquisition costs that are often not recoverable from these partners. Revenue credits recorded for the three and six months ended June 30, 2011 were $179,000 and $379,000, respectively, and $237,000 for the three and six months ended June 30, 2010. As a result, we reduced our marketing efforts in our search business in the fourth quarter of 2010 and reduced our cost structure in an effort to become less reliant on this business line during the off U.S. tax season. Our decision to reduce our reliance and exposure in our search business resulted in decreased search engine marketing efforts and a reduction in our revenues for the period ended June 30, 2011. We expect that our reduced emphasis on our search business will continue to adversely impact our revenues for the foreseeable future. As a result, we are focused on increasing our revenues from sources such as tax preparation, tax extension and stock brokerage services and reducing our traffic acquisition costs through search engine optimization efforts and other internally developed analytics. Our ability to grow also depends on our ability to continue to increase the number of advertisers who use our services and the amount these advertisers spend on our services.

NYSE Amex Listing

On June 20, 2011, we received a letter from the NYSE Amex LLC (“NYSE Amex” or the “Exchange”) indicating that we are not in compliance with Section 1003(f)(v) of the Exchange’s Company Guide (the “Company Guide”) in that the Exchange is concerned that, as a result of its low selling price over the last thirty trading days, our common stock may not be suitable for auction market trading. Therefore, our continued listing is predicated on us effecting a reverse stock split of our common stock within a reasonable period of time, which the Exchange has determined to be no later than November 18, 2011. In setting this truncated deadline for compliance, the Exchange applied Section 1009(h) of the Company Guide, which provides that they may truncate the continued listing evaluation and follow-up procedures if a company, within 12 months of the end of a plan period, is again determined to be below continued listing standards.

We previously reported our receipt of a similar notice from the Exchange on September 17, 2009, of a continued listing deficiency due to our non-compliance with Section 1003(f)(v) of the Company Guide. Our plan period with respect to the foregoing notice ended on October 14, 2010. On October 6, 2010, the Exchange notified us that the continued listing deficiency described in the Exchange’s letter of September 17, 2009 had been resolved, but our continued listing eligibility would be assessed on an ongoing basis and we had become subject to the provisions of Section 1009(h) of the Company Guide, which are described above.

Quarterly Results May Fluctuate

Our quarterly results have fluctuated in the past and will continue to do so in the future due to our concentration in the online tax-related business. Our reliance on revenues generated through our ownership of the Internet domains irs.com and filelater.com will continue to cause our revenues to be largely seasonal in nature, with peak revenues occurring during the U.S. tax filing season of January through April. Therefore, our first and second quarter results are not indicative of results for the entire fiscal year.

RESULTS OF OPERATIONS

The following table sets forth information for the three and six months ended June 30, 2011 and 2010 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (dollars in thousands).

	Three Months Ended June 30,
	2011		2010
Statements of Operations Data:
Revenues	$1,416	100%	$2,919	100%

Operating expenses:
Traffic acquisition costs	461	33	1,324	45
Depreciation and amortization	402	28	427	15
Sales and marketing	144	10	282	10
General and administrative	673	47	1,228	42

Total operating expenses	1,680	118	3,261	112

Loss from operations	(264)	(18)	(342)	(12)
Other gain	6	—	—	—
Interest expense	(26)	(2)	(30)	(1)

Loss before income taxes	(284)	(20)	(372)	(13)
Income tax benefit	—	—	141	5

Net loss	(284)	(20)	(231)	(8)

Preferred stock dividends	(8)	—	(8)	—

Net loss available to common stockholders	$(292)	(20)%	$(239)	(8)%

	Six Months Ended June 30,
	2011		2010
Statements of Operations Data:
Revenues	$3,359	100%	$7,088	100%

Operating expenses:
Traffic acquisition costs	1,013	30	2,823	40
Depreciation and amortization	825	25	876	12
Sales and marketing	315	9	642	9
General and administrative	1,325	39	2,242	32

Total operating expenses	3,478	103	6,583	93

(Loss) income from operations	(119)	(3)	505	7
Other gain	6	—	—	—
Interest expense	(61)	(2)	(349)	(5)

(Loss) income before income taxes	(174)	(5)	156	2
Income tax expense	(49)	(2)	(90)	(1)

Net (loss) income	(223)	(7)	66	1

Preferred stock dividends	(15)	—	(15)	—

Net (loss) income available to common stockholders	$(238)	(7)%	$51	1%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues. Revenues of $1.4 million for the three months ended June 30, 2011 were adversely impacted by a reduction in our search engine marketing efforts resulting from our decision to reduce our emphasis and reliance on our search business, advertising network partner charge backs of approximately $179,000, our emphasis on customer acquisition in our tax preparation business, and the absence of a direct online tax preparation advertiser. This compares to revenues of $2.9 million for the same period in 2010, which were not affected by any of these factors, except for charge backs of $237,000.

Traffic Acquisition Costs. Traffic acquisition costs were $461,000 for the three months ended June 30, 2011 compared to $1.3 million for the same period in 2010. The 65% decrease was primarily attributable to a reduction in our search engine marketing efforts resulting from our decision to reduce our emphasis and reliance on our search business.

Depreciation and Amortization. Depreciation and amortization decreased to $402,000 for the three months ended June 30, 2011 from $427,000 for the same period in 2010. The 6% decrease was primarily attributable to certain assets being fully depreciated in 2010.

Sales and Marketing. Sales and marketing expense was $144,000 for the three months ended June 30, 2011 compared to $282,000 for the same period in 2010. The 49% decrease was due primarily to a decrease in sales commission expenses.

General and Administrative. General and administrative expenses decreased to $673,000 for the three months ended June 30, 2011 from $1.2 million for the same period in 2010. The 45% decrease is due primarily to the reduction in personnel headcount and in other general and administrative expenses we initiated in the fourth quarter of 2010 to better align our cost structure with our reduced emphasis and reliance on our search business.

Interest Expense. Interest expense was $26,000 for the three months ended June 30, 2011 compared to $30,000 for the same period in 2010.

Income Tax Expense. Income tax expense was zero for the three months ended June 30, 2011 compared to $141,000 for the same period in 2010. This decrease is primarily a result of pretax loss of $284,000 for the three months ended June 30, 2011 compared to pretax loss of $372,000 for the same period in 2010. In 2010, any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, such as stock compensation and an income tax valuation allowance where management believed that a tax benefit was more likely or not to be realized. In 2011, any deferred tax benefit related to the 2011 loss was offset by an equal increase in the deferred tax asset valuation allowance.

Net Income. Net loss available to common stockholders for the three months ended June 30, 2011 was $292,000, or $.01 per basic and diluted share, compared to net loss of $239,000, or $.01 per basic and diluted share, for the same period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues. Revenues of $3.4 million for the six months ended June 30, 2011 were adversely impacted by a reduction in our search engine marketing efforts resulting from our decision to reduce our emphasis and reliance on our search business, advertising network partner charge backs of approximately $379,000, our emphasis on customer acquisition in our tax preparation business, and the absence of a direct online tax preparation advertiser. This compares to revenues of $7.1 million for the same period in 2010, which were not affected by any of these factors, except for charge backs of $237,000.

Traffic Acquisition Costs. Traffic acquisition costs were $1 million for the six months ended June 30, 2011 compared to $2.8 million for the same period in 2010. The 64% decrease was primarily attributable to a reduction in our search engine marketing efforts resulting from our decision to reduce our emphasis and reliance on our search business.

Depreciation and Amortization. Depreciation and amortization decreased to $825,000 for the six months ended June 30, 2011 from $876,000 for the same period in 2010. The 6% decrease was primarily attributable to certain assets being fully depreciated in 2010.

Sales and Marketing. Sales and marketing expense was $315,000 for the six months ended June 30, 2011 compared to $642,000 for the same period in 2010. The 51% decrease was due primarily to a decrease in sales commission expenses.

General and Administrative. General and administrative expenses decreased to $1.3 million for the six months ended June 30, 2011 from $2.2 million for the same period in 2010. The 41% decrease is due primarily to the reduction in personnel headcount and in other general and administrative expenses we initiated in the fourth quarter of 2010 to better align our cost structure with our reduced emphasis and reliance on our search business.

Interest Expense. Interest expense was $61,000 for the six months ended June 30, 2011 compared to $349,000 for the same period in 2010. The 83 % decrease is primarily a result of the payoff of our 13.5% Senior Subordinated Notes on March 5, 2010.

Income Tax Expense. Income tax expense was $49,000 for the six months ended June 30, 2011 compared to $90,000 for the same period in 2010. This decrease is primarily a result of pretax loss of $174,000 for the six months ended June 30, 2011 compared to pretax income of $156,000 for the same period in 2010. In 2010, any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, such as stock compensation and an income tax valuation allowance where management believed that a tax benefit was more likely or not to be realized. In 2011, the tax expense reflects an increase in the Company’s deferred tax assets valuation allowance.

Net Income. Net loss available to common stockholders for the six months ended June 30, 2011 was $238,000, or $.01 per basic and diluted share, compared to net income of $51,000, or zero per basic and diluted share, for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through internally generated funds, debt financing, and the use of our line of credit when available. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of June 30, 2011, we had $147,000 in cash compared to $107,000 at December 31, 2010. As of June 30, 2011, our working capital was $20,000 compared to a working capital deficit of $555,000 on December 31, 2010.

In March 2010, we established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year. The loan agreement between us and SVB (the “Loan Agreement”) was executed and effective on March 3, 2010 and initially funded on March 5, 2010. The proceeds were utilized to retire the outstanding principal balance of approximately $1.92 million on our senior debt. Under the terms of the Loan Agreement, SVB could advance funds to us to finance certain Eligible Accounts (as defined in the Loan Agreement). When SVB made an advance, the Eligible Account became a Financed Receivable (as described in additional detail in the Loan Agreement). The aggregate face amount of all Financed Receivables outstanding at any time under the Loan Agreement could not exceed $3,125,000 (the “Facility Amount”). An amendment to the Loan Agreement on November 24, 2010, among other things, decreased the Facility Amount to $1,250,000. On March 2, 2011, another amendment decreased the facility amount to $175,000 and extended the term of the Loan Agreement to April 1, 2011, when it ultimately terminated. As of June 30, 2011, we had no revolving line of credit with SVB. We may pursue a new credit facility to help alleviate any potential shortfalls in cash flow that we may experience, although there is no guarantee we will ultimately pursue and/or secure such a facility. We generated $212,000 in operating cash flow during the six months ended June 30, 2011, compared to $1.6 million for the same period in 2010. Since the first quarter of 2010, our liquidity has been negatively impacted by revenue charge backs, as well as by an increase in legal expenses related to litigation with two of our former officers, which has been settled. As such, we entered into the transactions described below to improve our liquidity position and to fund the acquisition of FileLater.com.

On December 7, 2010, we entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”), consisting of an agreement to assign the domain name, Banks.com, to Domain Capital in exchange for $600,000 in cash and a lease agreement to lease back the domain name from Domain Capital for a five year term. At the same time, the parties also entered into an Exclusive Option to Purchase whereby Domain Capital granted us an option to purchase the Banks.com domain name for a nominal amount at the end of the lease. The lease agreement was effective as of the close of the assignment of the domain name and provides for monthly rent payments of $14,274. The lease agreement provides for customary events of default, including, among other things, nonpayment, failure to comply with the other agreements in the lease agreement within certain specified periods of time, and events of bankruptcy, insolvency and reorganization. We may pre-pay the balance of the lease payments at any time by paying to Domain Capital the pre-payment amount as described in the lease agreement, provided that if certain events of default have occurred and are continuing, we must exercise our right to pre-pay within 15 days following our receipt of notice of such default from Domain Capital and must also pay any then outstanding lease payments. The capital lease obligation had a balance of $558,065 at June 30, 2011, of which approximately $94,000 is classified in current liabilities with the remainder being classified as long term debt.

On December 21, 2010, we issued an unsecured promissory note in the amount of $100,000 (the “Note”) to our Chief Executive Officer, Daniel M. O’Donnell, and his wife, Kimberly L. O’Donnell, pursuant to which they loaned such amount to us. The Note bears interest commencing December 1, 2010, at the following rates: 20.00% per annum during the first six month period (December 2010 – May 2011); 15.00% per annum during the second six month period (June – November 2011); and 17.50% per annum during the third six month period (December 2011 – May 2012). Commencing December 31, 2010 and ending May 31, 2011, we must make monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note. On May 31, 2011, a principal payment of $25,000 was paid. During the period commencing June 1, 2011 and ending May 31, 2012, we must make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note will be due and payable. The Note had a balance of $71,112 at June 30, 2011, which is classified in current liabilities.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We believe cash flow will be sufficient to fund anticipated levels of operations for the next 12 months. In the event our cash flow becomes insufficient to fund our ongoing operations, we anticipate selling non-core assets or alternatively, raising new equity and/or debt capital. Additional equity and debt financing may be needed to support our growth strategy and our long-term obligations. If additional financing is necessary, it may not be available to us on acceptable terms or at all. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Cash Flows for the Six Months Ended June 30, 2011

Net cash provided by operating activities for the six months ended June 30, 2011 was $212,000 consisting primarily of net loss of $223,000, increased by depreciation and amortization of $825,000, partially offset by a decrease in accounts payable and accrued liabilities of $520,000.

Net cash provided by investing activities for the six months ended June 30, 2011 was zero consisting of proceeds from the sale of furniture and equipment, offset by the purchase of computer hardware.

Net cash used in financing activities for the six months ended June 30, 2011 of $172,000 was primarily attributable to a reduction of $106,000 in our revolving line of credit, and payment of notes payable.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 1A – RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2010, except as set forth below.

If we are unable to regain compliance with certain of the NYSE Amex continued listing standards within the timeframe granted to us by the NYSE Amex, then our common stock could be subject to delisting, which may make it more difficult for investors to sell shares of our common stock.

We previously reported our receipt of a notice from NYSE Amex LLC (the “Exchange”) on September 17, 2009, of a continued listing deficiency due to our non-compliance with Section 1003(f)(v) of the Exchange’s Company Guide (the “Company Guide”). Our plan period with respect to the foregoing notice ended on October 14, 2010. On October 6, 2010, the Exchange notified us that the continued listing deficiency described in the Exchange’s letter of September 17, 2009 had been resolved, but our continued listing eligibility would be assessed on an ongoing basis and we had become subject to the provisions of Section 1009(h) of the Company Guide, which states that if we, within 12 months of the end of the plan period, are again determined to be below continued listing standards, the Exchange will review the circumstances and take appropriate action, which may include truncating the continued listing evaluation and follow-up procedures or immediately initiating delisting proceedings.

On June 20, 2011, we received a letter from the Exchange indicating that we are again not in compliance with Section 1003(f)(v) of the Company Guide in that the Exchange is concerned that, as a result of the low selling price of our common stock, our common stock may not be suitable for auction market trading. Therefore, our continued listing is predicated on us effecting a reverse stock split of our common stock within a reasonable period of time, which the Exchange has determined to be no later than November 18, 2011. In setting this truncated deadline for compliance, the Exchange applied Section 1009(h) of the Company Guide. Failure to regain compliance within the given timeframe may result in the Exchange initiating delisting proceedings against us. Furthermore, there is no assurance that implementing a reverse stock split of our common stock will result in a per-share trading price for our common stock sufficient to regain compliance with the Exchange’s listing qualifications or that any increase in the per-share trading price of our common stock can be sustained.

If our common stock ceases to be listed for trading on the Exchange or another national securities exchange for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult for investors to sell shares of our common stock. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations. In the event our common stock is delisted from the Exchange, we currently expect that our common stock would be eligible for listing on the OTC Bulletin Board or Pink Sheets. In addition, if we are not listed on the Exchange, we will be limited in our ability to use one or more registration statements on SEC Form S-3.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – (Removed and Reserved.)

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase					X

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKS.COM, INC.

Date: August 15, 2011	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)