Form 10-Q
period 2011-09-30
Banks.com, Inc.
filed 2011-11-14
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $.001 par value per share	26,003,009 shares

BANKS.COM, INC. AND SUBSIDIARIES

BANKS.COM, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

	September 30,	December 31,
	2011	2010
	(unaudited)	(1)
Assets

Current assets:
Cash	$97	$107
Accounts receivable	307	656
Prepaid expenses and other	128	167
Deferred income taxes	312	316

Total current assets	844	1,246

Property and equipment, net	48	277
Domains and other intangibles, net	9,557	10,618
Other assets	65	88
Deferred income taxes	833	890

Total assets	$11,347	$13,119

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$767	$1,017
Accrued liabilities	303	461
Accrued dividends	83	60
Deferred revenue	4	16
Revolving line of credit	—	106
Notes payable, current portion	157	141

Total current liabilities	1,314	1,801

Notes payable	438	559

Total liabilities	1,752	2,360

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 and 3,000,000 shares issued and outstanding	3	3
Common stock, $.001 par value, 125,000,000 shares authorized, 26,003,009 and 25,814,103 shares issued and outstanding	26	26
Additional paid-in capital	10,873	10,824
Accumulated deficit	(1,307)	(94)

Total stockholders’ equity	9,595	10,759

Total liabilities and stockholders’ equity	$11,347	$13,119

See accompanying notes to condensed consolidated financial statements.

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2010.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$613	$1,409	$3,972	$8,497

Operating expenses:
Traffic acquisition costs	346	761	1,359	3,584
Depreciation and amortization	402	421	1,227	1,297
Sales and marketing	133	237	448	879
General and administrative	613	878	1,938	3,120
Impairment of domain	63	—	63	—

Total operating expenses	1,557	2,297	5,035	8,880

Loss from operations	(944)	(888)	(1,063)	(383)

Other gain	—	—	6	—

Interest expense	(23)	(14)	(84)	(363)

Loss before income taxes	(967)	(902)	(1,141)	(746)

Income tax benefit (expense)	—	337	(49)	247

Net loss	(967)	(565)	(1,190)	(499)

Preferred stock dividends	(8)	(8)	(23)	(23)

Net loss available to common stockholders	$(975)	$(573)	$(1,213)	$(522)

Net loss per common share available to common stockholders:

Basic	$(.04)	$(.02)	$(.05)	$(.02)

Diluted	$(.04)	$(.02)	$(.05)	$(.02)

Weighted-average common shares outstanding:

Basic	26,003,009	26,321,151	25,907,216	26,213,733

Diluted	26,003,009	26,321,151	25,907,216	26,213,733

See accompanying notes to condensed consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2011 and 2010

(dollars in thousands)

						Retained
					Additional	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2009	3,000,000	$3	26,113,651	$26	$10,831	$880	$11,740

Preferred stock dividends (unaudited)	—	—	—	—	—	(23)	(23)

Exercise of common stock options (unaudited)	—	—	7,500	—	1	—	1

Common stock issued for services (unaudited)	—	—	50,000	—	25	—	25

Common stock issued to directors for services (unaudited)	—	—	150,000	—	54	—	54

Stock-based compensation (unaudited)	—	—	—	—	90	—	90

Net loss (unaudited)	—	—	—	—	—	(499)	(499)

Balance at September 30, 2010 (unaudited)	3,000,000	$3	26,321,151	$26	$11,001	$358	$11,388

Balance at December 31, 2010	3,000,000	$3	25,814,103	$26	$10,824	$(94)	$10,759

Preferred stock dividends (unaudited)	—	—	—	—	—	(23)	(23)

Exercise of common stock options (unaudited)	—	—	38,906	—	5	—	5

Common stock issued to directors for services (unaudited)	—	—	150,000	—	20	—	20

Stock-based compensation (unaudited)	—	—	—	—	24	—	24

Net loss (unaudited)	—	—	—	—	—	(1,190)	(1,190)

Balance at September 30, 2011 (unaudited)	3,000,000	$3	26,003,009	$26	$10,873	$(1,307)	$9,595

See accompanying notes to condensed consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,190)	$(499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	229	319
Amortization of domains and other	998	978
Amortization of debt issuance costs	—	258
Impairment of domain	63	—
Deferred income taxes	61	(250)
Stock-based compensation	44	169
Change in operating assets and liabilities:
Accounts receivable	349	1,266
Prepaid expenses and other	39	98
Other assets	23	(15)
Accounts payable	(250)	(317)
Accrued liabilities	(158)	(163)
Deferred revenue	(12)	(96)

Net cash provided by operating activities	196	1,748

Cash flows from investing activities:
Proceeds from sale of equipment	5	—
Purchase of property and equipment	(5)	(16)

Net cash used in investing activities	—	(16)

Cash flows from financing activities:
Exercise of common stock options	5	1
Net proceeds from (repayments of) revolving line of credit	(106)	389
Payment of notes payable	(105)	(2,210)

Net cash used in financing activities	(206)	(1,820)

Net decrease in cash	(10)	(88)

Cash at beginning of period	107	176

Cash at end of period	$97	$88

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$89	$103

Income taxes	$4	$304

Noncash financing and investing activities:
Preferred stock dividends accrued	$23	$23

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

Banks.com operates finance related internet web properties in the Internet advertising industry, and owns and maintains an Internet domain portfolio including www.banks.com, www.irs.com, and www.filelater.com.

ICS is engaged principally in the business of providing highly skilled Internet and technology focused consultants.

Dotted owns an ICANN accredited domain Registrar business.

MyStockFund is an online broker-dealer that offers an array of financial products and services with a focus on fractional share investing.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our business is highly seasonal and operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011, or for any other period. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

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

The Company had two equity incentive plans at September 30, 2011, the 2004 Equity Incentive Plan (“2004 Plan”), and the 2005 Equity Incentive Plan (“2005 Plan”), which replaced the 2004 Plan. The termination of the 2004 Plan did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan, but no shares will be available for grant under the 2004 Plan. At September 30, 2011, 681,956 shares remained available for grant under the 2005 Plan.

A summary of the stock option activity in the Company’s equity incentive plans is as follows:

		Weighted-	Weighted-
		Average	Average
		Per Share	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2010	1,667,031	$0.73	5.74 years	$157,000
Granted	—	—
Forfeited	(446,875)	0.98
Exercised	(38,906)	0.14

Outstanding at September 30, 2011	1,181,250	$0.65	5.09 years	$—

Exercisable at September 30, 2011	953,750	$0.74	4.72 years	$—

At September 30, 2011, the Company had 227,500 unvested stock options outstanding and there was $120,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through January 2014. The total net fair value of stock options vested and recognized as compensation expense was $24,000 for the nine months ended September 30, 2011, compared to $90,000 for the same period in 2010. The associated income tax benefit recognized was $6,000 for the nine months ended September 30, 2011. There was no associated income tax benefit recognized for the nine months ended September 30, 2010.

There were no stock options granted during the three or nine months ended September 30, 2011, or the three months ended September 30, 2010. The fair value of each option granted for the nine months ended September 30, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended
September 30, 2010

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

Domains and Other Intangibles. Internet domains, or URLs, are stated at cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets of 5 to 15 years. The internet domain assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the impairment tests performed, the Company recorded an impairment charge of $63,250 on their look.com domain name during the three (and nine) months ended September 30, 2011. This impairment charge represents the difference between the sale price of the look.com domain name, which was subsequently sold to an unrelated party in October 2011 as described in Note 12, and the carrying value of the asset at the time of the sale. There was no impairment of internet domains during the three and nine months ended September 30, 2010. There can be no assurance that future internet domain impairment tests will not result in a charge to operations. Other intangibles consist primarily of customer relationships that are amortized over their estimate useful lives (generally five years).

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3)	Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method, plus the effect of outstanding convertible preferred stock using the if converted method. Outstanding stock options and warrants are not considered dilutive securities for the three and nine months ended September 30, 2011 and 2010 due to the net losses incurred by the company. Net income per common share has been computed based on the following:

	Three Months Ended September 30,
	2011			2010
		Weighted-			Weighted-
		Average	Per Share		Average	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net loss	$(967)	26,003,009	$(.04)	$(565)	26,321,151	$(.02)
Less: preferred stock dividends	(8)	—	—	(8)	—	—

Net loss available to common stockholders	(975)	26,003,009	(.04)	(573)	26,321,151	(.02)
Effect of dilutive securities:
Assumed conversion of preferred stock	—	—	—	—	—	—
Incremental shares from assumed conversion of options	—	—	—	—	—	—

Diluted:
Net loss available to common stockholders and assumed conversions	$(975)	26,003,009	$(.04)	$(573)	26,321,151	$(.02)

	Nine Months Ended September 30,
	2011			2010
		Weighted-			Weighted-
		Average	Per Share		Average	Per Share
	Loss	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net loss	$(1,190)	25,907,216	$(.05)	$(499)	26,213,733	$(.02)
Less: preferred stock dividends	(23)	—	—	(23)	—	—

Net loss available to common stockholders	(1,213)	25,907,216	(.05)	(522)	26,213,733	(.02)
Effect of dilutive securities:
Assumed conversion of preferred stock	—	—	—	—	—	—
Incremental shares from assumed conversion of options	—	—	—	—	—	—

Diluted:
Net loss available to common stockholders and assumed conversions	$(1,213)	25,907,216	$(.05)	$(522)	26,213,733	$(.02)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(3)	Net Income Per Share, Continued

All outstanding options and warrants were anti-dilutive for the three and nine months ended September 30, 2011 and 2010 because of the Company’s loss positions and were therefore excluded from the earnings per share calculation.

(4)	Warrants

On July 20, 2011, a total of 477,000 outstanding common stock warrants expired. At September 30, 2011, there were no outstanding warrants to purchase the Company’s common stock.

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

An income tax valuation allowance of $243,000 was established at December, 31, 2010 related to tax net operating losses that management believes may not be utilized to offset future taxable income. At September 30, 2011, an additional valuation allowance of $152,000 was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized, resulting in a zero effective tax rate for the three months ended September 30, 2011.

(7)	Notes Payable

On December 7, 2010, the Company entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”) consisting of an agreement to assign the domain name, Banks.com, to Domain Capital in exchange for $600,000 in cash and a lease agreement to lease back the domain name from Domain Capital for a five year term with an effective interest rate of 15%. At the same time, the parties also entered into an Exclusive Option to Purchase whereby Domain Capital granted the Company an option to purchase the Banks.com domain name for a nominal amount at the end of the lease. The lease agreement was effective as of the close of the assignment of the domain name and provides for monthly payments of $14,274. The Company accounts for this transaction as a financing due to the Company’s continuing involvement and bargain purchase at end of the lease. The lease agreement provides for customary events of default, including, among other things, nonpayment, failure to comply with the other agreements in the lease agreement within certain specified periods of time, and events of bankruptcy, insolvency and reorganization. The Company may pre-pay the balance of the lease payments at any time by paying to Domain Capital the pre-payment amount as described in the lease agreement, provided that if certain events of default have occurred and are continuing, the Company must exercise its right to pre-pay within 15 days following its receipt of notice of such default from Domain Capital and must also pay any then outstanding lease payments. The capital lease obligation had a balance of $535,895 at September 30, 2011, of which approximately $97,000 is classified in current liabilities with the remainder being classified as long term debt.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(7)	Notes Payable, Continued

Effective as of December 21, 2010, the Company issued an unsecured promissory note in the amount of $100,000 (the “Note”) to the Company’s Chief Executive Officer, Daniel M. O’Donnell, and his wife, Kimberly L. O’Donnell, pursuant to which they loaned such amount to the Company. The Note bears interest commencing December 1, 2010, at the following rates: 20.00% per annum during the first six month period (December 2010 – May 2011); 15.00% per annum during the second six month period (June – November 2011); and 17.50% per annum during the third six month period (December 2011 – May 2012). Monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note were due and paid beginning December 31, 2010 and ending May 31, 2011. On May 31, 2011, a principal payment of $25,000 was due and paid on the Note. During the period commencing June 1, 2011 and ending May 31, 2012, the Company must make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note will be due and payable. The Note is unsecured and subordinated to any of the Company’s existing and future indebtedness to Silicon Valley Bank. The Note had a balance of $59,154 at September 30, 2011, which is classified in current liabilities.

(8)	Revolving Line of Credit

In March 2010, the Company established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year with interest at prime plus 2.50% to 3.25%. Under the terms of the loan agreement between the Company and SVB (the “Loan Agreement”), SVB could advance funds to the Company collateralized by certain receivables not to exceed $3,125,000. On March 5, 2010, SVB advanced approximately $1,850,000 to the Company, which was used to pay the outstanding balance on the Company’s Senior Subordinated Notes. An amendment to the Loan Agreement on November 24, 2010, among other things, decreased the facility amount to $1,250,000. On March 2, 2011, another amendment decreased the facility amount to $175,000, and extended the term of the Loan Agreement to April 1, 2011, when it ultimately terminated. As of September 30, 2011, the Company had no revolving line of credit.

(9)	Liquidity

The Company incurred losses of $944,000 and $1,190,000 in calendar year 2010 and for the nine months ended September 30, 2011 respectively. While the Company believes its current funds, with the proceeds from its recent sale of the look.com domain name (see Note 12), will be sufficient to enable it to meet its planned expenditures through at least January 1, 2012, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing sources. Failure to generate sufficient cash flows from operations, obtain a line of credit or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

(10)	Economic Dependence, Accounts Receivable and Concentration of Risk

Although the Company has substantially reduced activity in the online search and advertising business, a significant portion of the Company’s revenues have historically been generated by a limited number of advertising network partners. The Company is paid when search results generated by these partners are clicked on one of the Company’s web properties. The expiration of one or more of these contracts has historically adversely impacted the operations of the Company. Our contractual relationship with InfoSpace, Inc. was consummated in the fourth quarter of 2007 and accounted for a significant portion of the Company’s revenues during the nine months ended September 30, 2011 and 2010, totaling $1,257,000 and $5,365,000, respectively. This agreement will automatically renew on December 31, 2011 for successive one year terms unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. Accounts receivable at September 30, 2011 and December 31, 2010, respectively, included $32,000 and $144,000 due from this advertising network partner. The Company is taking proactive measures to both expand its business in the finance vertical and to exit or outsource the business of online search and advertising. The change in the Company’s business model to focus its strategy in the finance vertical on direct advertising relationships and customer acquisition through offering financial products and services is expected to substantially reduce the Company’s overall reliance on advertising network partners.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(10)	Economic Dependence, Accounts Receivable and Concentration of Risk, Continued

In recent years, InfoSpace has been the Company’s primary advertising network partner, providing the Company with paid search results primarily from Google, and has historically been the source of a majority of the Company’s revenue. The Company has had frequent instances in the past where it has not been paid for all of the revenue it generated and the Company cannot be assured that this will not happen in the future. In these instances, Google has retroactively charged the Company back for revenue generated that they deemed to be questionable. Although the Company takes proactive measures to mitigate these instances through the use of tools to gauge traffic quality, these credits to revenue come with little or no substantiation and/or support with limited recourse. In these instances, the Company has already incurred traffic acquisition costs that are not likely to be recovered. Revenue credits recorded for the three and nine months ended September 30, 2011 were $217,000 and $596,000, respectively, and $364,000 and $601,000 for the three and nine months ended September 30, 2010.

(11)	Compliance Notice

On June 20, 2011, the Company received a letter from the NYSE Amex LLC (“NYSE Amex” or the “Exchange”) indicating that the Company is not in compliance with Section 1003(f)(v) of the Exchange’s Company Guide (the “Company Guide”) because the trading price of the Company’s common stock averaged $0.13 per share over a consecutive 30-day trading period ending June 17, 2011. NYSE Amex advised the Company that it deems it appropriate for the Company to effect a reverse stock split to remain in compliance with its continued listing standards and has given the Company until November 18, 2011 to effect such a split. The Exchange’s notification also instructed the Company to advise the Exchange if the Company believes that other pending or planned actions would address the Company’s low selling price. The Company continues to evaluate whether it will effect a reverse stock split. If the Company fails to effect a reverse stock split by November 18, 2011, or otherwise demonstrate to NYSE Amex that any pending or planned actions will address its low stock price, NYSE Amex may immediately commence delisting proceedings with respect to the Company’s common stock.

(12)	Subsequent Events

On October 24, 2011, as part of its continuing strategy to exit the search business and focus on the finance vertical, the Company completed the sale of the domain name, look.com, to Quidsi, Inc. (the “Buyer”), pursuant to the terms of the agreement between the parties (the “Domain Name Transfer Agreement”), dated October 18, 2011. The purchase price of $400,000 was payable to the Company upon successful completion of transfer of the domain name to the Buyer. An escrow fee of $3,560 was payable to the escrow agent by the Buyer. Each of the parties to the Domain Name Transfer Agreement made customary representations, warranties and covenants in the Domain Name Transfer Agreement.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. This section of this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate for many reasons. Our forward-looking statements may be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in this report, in Part II, Item 1A under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 and those described from time to time in our subsequent filings with the SEC. Among the factors that could cause future results to differ materially from those provided herein are: (i) we may be unable to execute and implement our growth strategy, (ii) we cannot be certain of our ability to generate sufficient cash flow to meet our obligations on a timely basis; (iii) we may be unable to achieve our targeted performance goals for our business; (iv) we may be unable to raise sufficient additional capital on a timely basis to continue as a going concern;(v) we may need to seek protection under the provisions of the U.S. Bankruptcy Code, and, if we liquidate our assets, the capital available for distribution to stockholders, if any ,may be insignificant; and (vi) other unforeseen events may impact our business, financial condition or operating results. The forward-looking statements speak only as of the date hereof. We disclaim any obligation to update or alter our forward-looking statements, except as may be required by law.

OVERVIEW

General

We own and operate finance related Internet media properties including: banks.com, irs.com, filelater.com and mystockfund.com. Our properties provide users with relevant content and services and provide vendors with targeted online advertising opportunities. Through banks.com, we provide access to current financial content, including financial news, business articles, interest-rate tables, stock quotes, stock tracking and financial calculators. We also provide users access to tax related financial services including online tax preparation through irs.com and online tax extensions through filelater.com, a business we acquired in late 2010, as well as online stock brokerage services through mystockfund.com. We believe that focusing our content and services in the high-traffic financial services vertical will allow us to provide our advertisers access to highly relevant, typed in and search engine optimization generated traffic. Although we continue to operate the proprietary search website, searchexplorer.com, on a limited basis, we are continuing our ongoing efforts to exit this line of business and completed the sale of the domain name, look.com for $400,000 in October of 2011. We generate revenue on these proprietary search sites primarily through search engine marketing efforts. In late 2009, we launched a premium pay-per-click advertising network known as the InterSearch AdNet, which currently serves over 10 billion advertising impressions per month on our proprietary websites, as well as a high quality publishing distribution network. During the third quarter of 2011, we began the process of outsourcing this line of business to a third party provider, which will help us further reduce technology infrastructure expenses, while allowing us to continue to share in the revenue and profit this business line generates. In addition, we provide Internet technology professional services to Fortune 500 and other companies operating in the financial services sector.

We review our operations based on both our financial results and non-financial measures. Our primary source of revenue is Internet advertising services; although we continue to expand our other revenue we derive from sources such as tax preparation, tax extension and stock brokerage services. For our Internet advertising services we review revenue-per-click and cost-per-click. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. A significant reduction in click-throughs or an advertising network partner exerting significant pricing pressures and/or retroactive chargebacks on us has had a material adverse effect on our results of operations. Our largest expense has been traffic acquisition costs, which consist primarily of Internet advertising costs. Although we have substantially reduced activity in the online search and advertising business, we are continuing our search engine optimization efforts and taking advantage of the absence of traffic acquisition costs associated with this traffic and increasing page yield through better monetization as a result of insight gained through our proprietary analytics.

We currently depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of direct advertisers and advertising network partners for a significant percentage of our revenues. In October 2008, we entered into a distribution agreement with InfoSpace, Inc. to provide paid meta-search results from Google, Yahoo, Microsoft and/or Ask.com on the banks.com and look.com properties. This agreement will automatically renew on December 31, 2011 for a one year term and thereafter for successive one year terms, unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. InfoSpace, Inc. represented 32% of our revenues for the nine months ended September 30, 2011 and 63% of our revenues for the nine months ended September 30, 2010.

For the 2011 tax season, we opted to emphasize customer acquisition strategy through the marketing of our white label tax preparation service in lieu of selling that inventory to a direct tax preparation advertiser. Historically, the revenue derived through our customer acquisition efforts generally results in higher revenue per click and margins in the long term due to year over year retention of customers we acquire, but has an adverse affect on revenue per click in the short term. Depending on business conditions, we have employed one or both strategies in past tax seasons and will likely continue to employ one or both during future tax seasons. For the 2012 tax season, we have contracted with a direct advertiser for our tax preparation advertising inventory. In December, 2010, we acquired the tax extension business of FileLater.com with 2011 being the initial tax season under our ownership. Our pro forma, year over year, tax extension related revenue was up 73%.

Our recent financial performance has been negatively impacted by a series of revenue charge backs from our advertising network partners in our non tax related, search business, due to traffic quality. The revenue associated with these charge backs also has significant corresponding traffic acquisition costs that are often not recoverable from our traffic partners. Revenue credits recorded for the three and nine months ended September 30, 2011 were $217,000 and $596,000, respectively, and $364,000 and $601,000 for the three and nine months ended September 30, 2010. As a result, we substantially reduced our marketing efforts in our search business in the fourth quarter of 2010 and reduced our cost structure accordingly in an effort to become less reliant on this business line during the off U.S. tax season. Our decision to reduce our reliance and exposure in our search business resulted in decreased search engine marketing efforts and a reduction in our revenues for the period ended September 30, 2011. We expect that our reduced emphasis on our search business will continue to adversely impact our revenues for the foreseeable future. As a result, we are focused on increasing our revenues from sources such as tax preparation, tax extension and stock brokerage services and reducing our traffic acquisition costs through search engine optimization efforts and other internally developed analytics. Our ability to grow also depends on our ability to continue to increase the number of advertisers who use our services and the amount these advertisers spend on our services.

NYSE Amex Listing

On June 20, 2011, we received a letter from the NYSE Amex LLC (“NYSE Amex” or the “Exchange”) because the trading price of our common stock averaged $0.13 per share over a consecutive 30-day trading period ending June 17, 2011. NYSE Amex advised the Company that it deems it appropriate for the Company to effect a reverse stock split to remain in compliance with its continued listing standards and has given the Company until November 18, 2011 to effect such a split. The Exchange’s notification also instructed the Company to advise the Exchange if the Company believes that other pending or planned actions would address the Company’s low selling price. The Company continues to evaluate whether it will effect a reverse stock split. If we fail to effect a reverse stock split by November 18, 2011, or otherwise demonstrate to NYSE Amex that any pending or planned actions will address our low stock price, NYSE Amex may immediately commence delisting proceedings with respect to our common stock.

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

RESULTS OF OPERATIONS

The following table sets forth information for the three and nine months ended September 30, 2011 and 2010 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (dollars in thousands).

	Three Months Ended September 30,
	2011		2010
Statements of Operations Data:
Revenues	$613	100%	$1,409	100%

Operating expenses:
Traffic acquisition costs	346	56	761	54
Depreciation and amortization	402	66	421	30
Sales and marketing	133	22	237	17
General and administrative	613	100	878	62
Impairment of domain	63	10	—	—

Total operating expenses	1,557	254	2,297	163

Loss from operations	(944)	(154)	(888)	(63)
Interest expense	(23)	(4)	(14)	(1)

Loss before income taxes	(967)	(158)	(902)	(64)
Income tax benefit	—	—	337	24

Net loss	(967)	(158)	(565)	(40)

Preferred stock dividends	(8)	(1)	(8)	(1)

Net loss available to common stockholders	$(975)	(159)%	$(573)	(41)%

	Nine Months Ended September 30,
	2011		2010
Statements of Operations Data:
Revenues	$3,972	100%	$8,497	100%

Operating expenses:
Traffic acquisition costs	1,359	34	3,584	42
Depreciation and amortization	1,227	31	1,297	15
Sales and marketing	448	11	879	11
General and administrative	1,938	49	3,120	37
Impairment of domain	63	2	—	—

Total operating expenses	5,035	127	8,880	105

Loss from operations	(1,063)	(27)	(383)	(5)
Other gain	6	—	—	—
Interest expense	(84)	(2)	(363)	(4)

Loss before income taxes	(1,141)	(29)	(746)	(9)
Income tax (expense) benefit	(49)	(1)	247	3

Net loss	(1,190)	(30)	(499)	(6)

Preferred stock dividends	(23)	(1)	(23)	—

Net loss available to common stockholders	$(1,213)	(31)%	$(522)	(6)%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues. Revenues of $613,000 for the three months ended September 30, 2011 were adversely impacted by a reduction in our search engine marketing efforts resulting from advertising network partner charge backs of approximately $217,000 and our decision to substantially reduce our emphasis and reliance on our search business. This compares to revenues of $1.4 million for the same period in 2010, which were affected by advertising network partner charge backs of $364,000, but not affected by a reduction in our search engine marketing efforts.

Traffic Acquisition Costs. Traffic acquisition costs were $346,000 for the three months ended September 30, 2011 compared to $761,000 for the same period in 2010. The 55% decrease was primarily attributable to a reduction in our search engine marketing efforts resulting from our decision to substantially reduce our emphasis and reliance on our search business.

Depreciation and Amortization. Depreciation and amortization decreased to $402,000 for the three months ended September 30, 2011 from $421,000 for the same period in 2010. The 5% decrease was primarily attributable to certain assets being fully depreciated in 2010.

Sales and Marketing. Sales and marketing expense was $133,000 for the three months ended September 30, 2011 compared to $237,000 for the same period in 2010. The 44% decrease was due primarily to a decrease in sales commission expenses.

General and Administrative. General and administrative expenses decreased to $613,000 for the three months ended September 30, 2011 from $878,000 for the same period in 2010. The 30% decrease is due primarily to the reduction in personnel headcount and in other general and administrative expenses we initiated in the fourth quarter of 2010 to better align our cost structure with our reduced emphasis and reliance on our search business.

Impairment of Domain. Impairment of domain was $63,000 for the three months ended September 30, 2011 compared to zero for the same period in 2010. This was due to an impairment charge recorded on our look.com domain name during the third quarter of 2011.

Interest Expense. Interest expense was $23,000 for the three months ended September 30, 2011 compared to $14,000 for the same period in 2010.

Income Tax Expense. Income tax expense was zero for the three months ended September 30, 2011 compared to $337,000 for the same period in 2010. Pretax loss was $967,000 for the three months ended September 30, 2011 compared to pretax loss of $902,000 for the same period in 2010. In 2010, any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, such as stock compensation and an income tax valuation allowance where management believed that a tax benefit was more likely than not to be realized. In 2011, any deferred tax benefit related to the 2011 loss was offset by an equal increase in the deferred tax asset valuation allowance, thus the decrease.

Net Loss. Net loss available to common stockholders for the three months ended September 30, 2011 was $975,000, or $.04 per basic and diluted share, compared to net loss of $573,000, or $.02 per basic and diluted share, for the same period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues. Revenues of $4 million for the nine months ended September 30, 2011 were adversely impacted by a reduction in our search engine marketing efforts resulting from our decision to substantially reduce our emphasis and reliance on our search business, advertising network partner charge backs of approximately $596,000, our emphasis on customer acquisition in our tax preparation business, and the absence of a direct online tax preparation advertiser. This compares to revenues of $8.5 million for the same period in 2010, which were not affected by any of these factors, except for charge backs of $601,000.

Traffic Acquisition Costs. Traffic acquisition costs were $1.4 million for the nine months ended September 30, 2011 compared to $3.6 million for the same period in 2010. The 62% decrease was primarily attributable to a reduction in our search engine marketing efforts resulting from our decision to substantially reduce our emphasis and reliance on our search business.

Depreciation and Amortization. Depreciation and amortization decreased to $1.2 million for the nine months ended September 30, 2011 from $1.3 million for the same period in 2010. The 5% decrease was primarily attributable to certain assets being fully depreciated in 2010.

Sales and Marketing. Sales and marketing expense was $448,000 for the nine months ended September 30, 2011 compared to $879,000 for the same period in 2010. The 49% decrease was due primarily to a decrease in sales commission expenses.

General and Administrative. General and administrative expenses decreased to $1.9 million for the nine months ended September 30, 2011 from $3.1 million for the same period in 2010. The 38% decrease is due primarily to the reduction in personnel headcount and in other general and administrative expenses we initiated in the fourth quarter of 2010 to better align our cost structure with our reduced emphasis and reliance on our search business.

Impairment of Domain. Impairment of domain was $63,000 for the nine months ended September 30, 2011 compared to zero for the same period in 2010. This was due to an impairment charge recorded on our look.com domain name during the third quarter of 2011.

Interest Expense. Interest expense was $84,000 for the nine months ended September 30, 2011 compared to $363,000 for the same period in 2010. The 77% decrease is primarily a result of the payoff of our 13.5% Senior Subordinated Notes on March 5, 2010.

Income Tax Expense. Income tax expense was $49,000 for the nine months ended September 30, 2011 compared to an income tax benefit of $247,000 for the same period in 2010. Pretax loss was $1.1 million for the nine months ended September 30, 2011 compared to pretax loss of $746,000 for the same period in 2010. In 2010, any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, such as stock compensation and an income tax valuation allowance where management believed that a tax benefit was more likely than not to be realized. In 2011, the tax expense reflects an increase in the Company’s deferred tax assets valuation allowance.

Net Loss. Net loss available to common stockholders for the nine months ended September 30, 2011 was $1.2 million or $.05 per basic and diluted share, compared to net loss of $522,000, or $.02 per basic and diluted share, for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through internally generated funds, debt financing, and the use of our line of credit when available. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of September 30, 2011, we had $97,000 in cash compared to $107,000 at December 31, 2010. As of September 30, 2011, we had a working capital deficit of $470,000 compared to a working capital deficit of $555,000 on December 31, 2010.

In March 2010, we established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year. The loan agreement between us and SVB (the “Loan Agreement”) was executed and effective on March 3, 2010 and initially funded on March 5, 2010. The proceeds were utilized to retire the outstanding principal balance of approximately $1.92 million on our senior debt. Under the terms of the Loan Agreement, SVB could advance funds to us to finance certain Eligible Accounts (as defined in the Loan Agreement). When SVB made an advance, the Eligible Account became a Financed Receivable (as described in additional detail in the Loan Agreement). The aggregate face amount of all Financed Receivables outstanding at any time under the Loan Agreement could not exceed $3,125,000 (the “Facility Amount”). An amendment to the Loan Agreement on November 24, 2010, among other things, decreased the Facility Amount to $1,250,000. On March 2, 2011, another amendment decreased the facility amount to $175,000 and extended the term of the Loan Agreement to April 1, 2011, when it ultimately terminated. As of September 30, 2011, we had no revolving line of credit with SVB. We may pursue a new credit facility to help alleviate any potential shortfalls in cash flow that we may experience, although there is no guarantee we will ultimately pursue and/or secure such a facility. We generated $196,000 in operating cash flow during the nine months ended September 30, 2011, compared to $1.7 million for the same period in 2010. Since the first quarter of 2010, our liquidity has been negatively impacted by revenue charge backs, as well as by an increase in legal expenses related to litigation with two of our former officers, which has been settled. As such, we entered into the transactions described below to improve our liquidity position and to fund the acquisition of FileLater.com.

On December 7, 2010, we entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”), consisting of an agreement to assign the domain name, Banks.com, to Domain Capital in exchange for $600,000 in cash and a lease agreement to lease back the domain name from Domain Capital for a five year term. At the same time, the parties also entered into an Exclusive Option to Purchase whereby Domain Capital granted us an option to purchase the Banks.com domain name for a nominal amount at the end of the lease. The lease agreement was effective as of the close of the assignment of the domain name and provides for monthly rent payments of $14,274. The lease agreement provides for customary events of default, including, among other things, nonpayment, failure to comply with the other agreements in the lease agreement within certain specified periods of time, and events of bankruptcy, insolvency and reorganization. We may pre-pay the balance of the lease payments at any time by paying to Domain Capital the pre-payment amount as described in the lease agreement, provided that if certain events of default have occurred and are continuing, we must exercise our right to pre-pay within 15 days following our receipt of notice of such default from Domain Capital and must also pay any then outstanding lease payments. The capital lease obligation had a balance of $535,895 at September 30, 2011, of which approximately $97,000 is classified in current liabilities with the remainder being classified as long term debt.

On December 21, 2010, we issued an unsecured promissory note in the amount of $100,000 (the “Note”) to our Chief Executive Officer, Daniel M. O’Donnell, and his wife, Kimberly L. O’Donnell, pursuant to which they loaned such amount to us. The Note bears interest commencing December 1, 2010, at the following rates: 20.00% per annum during the first six month period (December 2010 – May 2011); 15.00% per annum during the second six month period (June – November 2011); and 17.50% per annum during the third six month period (December 2011 – May 2012). Commencing December 31, 2010 and ending May 31, 2011, we must make monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note. On May 31, 2011, a principal payment of $25,000 was due and paid. During the period commencing June 1, 2011 and ending May 31, 2012, we must make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note will be due and payable. The Note had a balance of $59,154 at September 30, 2011, which is classified in current liabilities.

We have an on-going need to raise additional capital to support our operations, which historically we have done primarily through internally generated funds, debt financing, and the use of our line of credit, when available. In the current financial and economic environment and the current operating environment for our Internet advertising business and related results, it is uncertain whether we can obtain additional funding through our traditional sources of capital. These factors raise substantial doubt about our ability to continue as a going concern. We may also incur substantial costs in connection with evaluating, negotiating and consummating future capital-raising and/or strategic or partnering transactions or liquidating our assets and winding-up our operations. We cannot currently predict the extent of these costs. Even if we incur costs in pursuing, evaluating and negotiating particular capital-raising and/or strategic or partnering transactions, our efforts may not prove successful. Excluding the potentially significant costs associated with evaluating, negotiating and consummating capital-raising and/or strategic or partnering transactions or seeking protection under the provisions of the U.S. Bankruptcy Code or liquidating our assets and winding-up our operations, we anticipate that our cash and cash equivalents as of September 30, 2011, together with the proceeds from the sale of our look.com domain name for $400,000 completed in October of 2011 and cash flow from operations, will be sufficient to permit us to conduct our business through at least January 1, 2012. We may need to raise additional capital to continue our business after this period.

Cash Flows for the Nine Months Ended September 30, 2011

Net cash provided by operating activities for the nine months ended September 30, 2011 was $196,000 consisting primarily of net loss of $1.2 million increased by depreciation and amortization of $1.2 million and an increase in accounts receivable of $349,000, offset by a decrease in accounts payable and accrued liabilities of $408,000.

Net cash provided by investing activities for the nine months ended September 30, 2011 was zero consisting of proceeds from the sale of furniture and equipment, offset by the purchase of computer hardware.

Net cash used in financing activities for the nine months ended September 30, 2011 of $206,000 was primarily attributable to a reduction of $106,000 in our revolving line of credit, and payment of notes payable of $105,000.

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

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – (Removed and Reserved.)

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.1	Domain Name Transfer Agreement, dated October 18, 2011, between Banks.com, Inc. and Quidsi, Inc.					X

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase					X

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKS.COM, INC.

Date: November 14, 2011	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and
Accounting Officer)