Form 10-K/A
period 2010-12-31
Banks.com, Inc.
filed 2012-01-30
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Banks.com, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011 (the “Original Filing”), solely to furnish revised exhibits 23.2 and 32.1 which contained certain typographical errors when originally filed.

Pursuant to the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-15, the Company has also amended the Form 10-K to provide currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the items described above, this Amendment does not modify or update any other items or disclosures contained in the Original Filing, and does not reflect events occurring after the date of the Original Filing. This Amendment consists solely of the preceding cover page, this explanatory note, and the revised exhibits filed herewith.

TABLE OF CONTENTS

PART IV

Item 15.	Exhibits and Financial Statement Schedules
SIGNATURES

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

3. Exhibits. See the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

23.2	Consent of Independent Auditors					X

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 30, 2012

BANKS.COM, INC.

By:	/S/ DANIEL M. O’DONNELL
Daniel M. O’Donnell, President and Chief Executive Officer, and Duly Authorized Representative