Form 10-K
period 2011-12-31
Banks.com, Inc.
filed 2012-03-30
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33074

BANKS.COM, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3234205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Market Street, Suite 2200 San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 962-9700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, par value $.001 per share (“Common Stock”), held by non-affiliates of the registrant (assuming for these purposes, but without conceding that all executive officers, directors and greater than 5% shareholders are “affiliates” of the registrant) as of June 30, 2011 was approximately $1,342,952 based upon the last sale price for the Common Stock on the NYSE Amex on such date.

The number of shares of the registrant’s Common Stock outstanding as of March 30, 2012 was 26,003,009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

BANKS.COM, INC.

TABLE OF CONTENTS

FORM 10-K-ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

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

Overview

We own and operate Internet media properties including: banks.com, irs.com, filelater.com and mystockfund.com. Our properties provide users with relevant finance-related content and services and provide vendors targeted online advertising opportunities. Through banks.com, we provide access to current financial content, including financial news, business articles, interest-rate tables, stock quotes, stock tracking and financial calculators. We also provide users access to tax related financial services including online tax preparation through irs.com and online tax extensions through filelater.com, a business we acquired in late 2010, as well as online stock brokerage services through mystockfund.com. We believe that focusing our content and services in the high-traffic financial services vertical will allow us to provide our advertisers operating in that vertical access to highly relevant, typed in and search engine optimization (“SEO”) generated traffic. Although search services is a diminishing part of our business, we continue to operate the proprietary search and shopping website, searchexplorer.com, and operated the proprietary website, look.com, until it was sold in October 2011. We generate revenue on these sites primarily through search engine marketing efforts. Also in connection to search services, we operate a premium pay-per-click advertising network known as the InterSearch AdNet. . In addition, we provide Internet technology professional services to Fortune 500 and other companies operating in the financial services sector.

Since changing our name to Banks.com in late 2007, we have shifted our business focus to the high value, financial services vertical. With this shift, we have exited some low margin business lines, such as domain parking, steadily deemphasized our search services business line and have sold the web properties camps.com, summercamp.com, greatcruises.com and look.com, as we divested ourselves of non-core and non-finance related assets. We have also taken measures to mitigate our reliance on Internet advertising revenue by transitioning toward a multi channel revenue strategy consisting of customer acquisition, proprietary financial services, an expanded direct advertiser base, and third party advertising networks. In connection with our aforementioned change in business strategy, in January, 2008 we acquired the web properties mystockfund.com and mystockfundkids.com, and all of the issued and outstanding securities of MyStockFund Securities, Inc., an online broker/dealer offering a variety of financial services products. In December, 2010, we acquired the online tax extension business, FileLater.com. Acquisitions constitute an important part of our corporate history and our growth strategy.

In addition, we continue to operate the search related website searchexplorer.com, which we monetize through InfoSpace, as well as the InterSearch AdNet. Although these sites and business lines are not a key part of our growth strategy, they continue to be important, but diminishing revenue streams, especially outside of the tax preparation season. We have continued to deemphasize this sector of our business but intend to continue to operate these sites as long as they remain viable.

Recent Developments

Pending Merger Transaction

On February 26, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Remark Media, Inc. (“Remark”) where the Company will become a wholly owned subsidiary of Remark (the “Merger”). Pursuant to the terms of the Merger Agreement, all outstanding shares of the Company’s common stock and a warrant to purchase 2,083,333 shares of the Company’s common stock will be automatically converted into the right to receive shares of Remark’s common stock. In addition, a convertible promissory note (held by Kimberly & Daniel O’Donnell) will be cancelled, exchanged for and converted into a new promissory note that is not convertible. Finally, the Company’s Series C Preferred Stock and the accrued and unpaid dividends thereon will be automatically converted into the right to receive shares of Remark common stock and cash in the aggregate amount of $300,000. The maximum aggregate number of shares of Remark common stock issuable as a result of the Merger shall be 702,784, subject to adjustment based on the Company’s net working capital as of the closing of the Merger. Each share of the Remark common stock outstanding immediately prior to the effective time will remain outstanding and will not be affected by the Merger.

The consummation of the Merger is subject to certain conditions, including: the approval of the Merger Agreement by the Company’s shareholders; the Company’s net working capital (as of the last calendar day of the month end preceding the closing or, if closing occurs on the last calendar day of the month, on the closing date and estimated 3 business days prior to the closing of the Merger), shall not be less than negative $570,000; if any of the Company’s shareholders indicate that they will assert appraisal rights, such shareholders own less than 5% of all of the Company’s issued and outstanding common stock; Remark’s receipt, through the closing of equity financing, of at least $2.0 million of net cash proceeds; Remark’s filing of an application for the shares of Remark common stock (issued as merger consideration to the Company’s shareholders) to be listed on the NASDAQ Capital Market; the absence of any injunction or order of any court, arbitrator, mediator, tribunal, administrative agency, or other governmental authority that prohibits, restrains, or makes illegal the completion of the Merger; the receipt of all regulatory consents required to complete the Merger and the expiration of all waiting periods required by law; and the effectiveness of Remark’s registration statement on Form S-4 registering the shares of Remark common stock to be issued to the Company’s shareholders in the Merger.

The Merger Agreement contains customary representations and warranties for a transaction of this type. The Merger Agreement also contains customary covenants, including covenants providing for each of the parties to use reasonable best efforts to cause the transactions to be consummated. The Merger Agreement also contains covenants requiring the Company to call and hold a shareholder meeting and recommend adoption of the Merger Agreement, subject to applicable fiduciary duties. The Merger Agreement also requires the Company to, among other things, conduct its business in all material respects in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger. The Company is subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to and engage in discussions with third parties regarding alternative acquisition proposals, subject to a “fiduciary duty” exception in certain circumstances.

Should the Merger Agreement be terminated, neither party will be required to pay the other party a termination fee or reimburse the other party for its expenses.

In connection with the Merger Agreement, holders of a majority of the voting rights of the Company’s capital stock, including the common stock and Series C Preferred Stock, voting together as a single class, have entered into Stockholders’ Support Agreements pursuant to which they agree to vote their shares of the Company in favor of the Merger at the special meeting of the Company’s shareholders. Also in connection with the Merger Agreement and as a condition to the closing of the Merger, Daniel O’Donnell will enter into an employment agreement with Remark.

NYSE Amex Delisting

The Company received notice from NYSE Amex LLC by letter dated June 20, 2011, indicating that the Company was not in compliance with Section 1003(f)(v) of the Exchange’s Company Guide in that the Company’s securities had been selling at a low price per share for a substantial period of time. The Company’s continued listing was predicated on it effecting a reverse stock split of its common stock within a reasonable amount of time, which Exchange had determined to be no later than November 18, 2011. This deadline for compliance reflected a truncation under Section 1009(h) of the Company Guide, which provides that Staff may truncate the continued listing evaluation and follow-up procedures if a company, within 12 months of the end of a plan period, is again determined to be below continued listing standards.

Then on November 22, 2011, the Company received notice from the Exchange indicating that the Company no longer complied with the Exchange’s continued listing standards due to the low selling price of its common stock, as set forth in Section 1003(f)(v) of the Company Guide and that its securities were, therefore, subject to being delisted from the Exchange.

The Company requested an appeal hearing before a Listing Qualifications Panel (the “Panel”) and the hearing was held on January 19, 2012. On January 23, 2012, the Company was notified by the Exchange that the Panel had affirmed the Exchange’s determination to delist the common stock of the Company, and that trading in its common stock would be suspended on NYSE Amex, with formal delisting to follow. The Company was entitled to request that the full Committee on Securities review the decision of the Panel, although a request for review does not operate as a stay of the Panel’s decision. The Company decided not to request a review of the Panel’s decision.

The Company transitioned trading in its common stock to the OTCQB Marketplace, where its common stock began trading under the “BNNX” symbol on the computerized OTCQB system on January 30, 2012. Operated by OTC Markets Group Inc., the OTCQB is a market tier for OTC traded companies that are registered and reporting with the Securities and Exchange Commission.

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

Our Services and Products

Our Internet advertising services are designed to enable advertisers to sell their products and services online to a large base of potential, targeted customers through our distribution network which consists of search engines and selected web properties. We currently provide these services through the continued development of our flagship web property www.banks.com, through which we offer online users an online consumer banking one-stop marketplace built around a domain name that is synonymous with that offering. Users can find information on a broad range of financial products and services, from mortgage rates & providers and financial calculators. On irs.com, users find ready access to tax preparation and other tax related information and services and on filelater.com, users can file online business and personal tax extensions in a matter of minutes. On mystockfund.com, they are offered niche stock brokerage services such as fractional share investing. The Banks.com network of web properties also features a wealth of resources and advice on personal finance topics in a convenient user format. We also provide these types of services for those consumers and advertisers searching for more general goods and services through our search and shopping related website, searchexplorer.com. In addition, through our consultants, we provide professional and technical solutions to the financial services industry through our operating subsidiary InterSearch Corporate Services, Inc.

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

In 2007 and 2008, we entered into advertising partnership agreements with InfoSpace, Inc., whereby InfoSpace provides paid search results on various, company owned, web properties. On December 31, 2011, these agreements automatically renewed for one year. In addition, in 2010, we began utilizing Google’s AdSense for Content and AdSense for Search products on banks.com and irs.com.

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

Irs.com provides consumers with access to online tax preparation and other tax related information and services, as well as a localized search initiative that allows users to browse a comprehensive directory to identify and compare local tax preparers.

FileLater.com provides taxpayers with an online platform to file business and personal tax extensions with the IRS and receive acknowledgment of that filing from the IRS in a matter of minutes.

MyStockFund.com offers fractional share investing and dollar cost averaging brokerage product that allows investors to build a diversified portfolio in stocks, index funds and bond funds without incurring the high fees and trading costs of traditional brokerage firms.

Search Services

Although we have continued to deemphasize Search Services as a business line and plan to exit it entirely, we continue to operate proprietary search related website, searchexplorer.com. We generate traffic to these sites primarily via search engine marketing efforts and revenue is derived when a consumer clicks on a sponsored search result of either a direct advertiser or an advertiser provided to us by our advertising partners such as InfoSpace. Although not our focus, these websites continue to represent a meaningful, but declining, percentage of our revenue and gross profit throughout the year. In the third and fourth quarters (off season for the U.S. tax industry), these sites represent a substantial majority of our revenue and gross profits. In addition, we receive varying revenue through our Settlement Agreement with ProStream Media, Inc, et al (“ProStream”) where we receive 50% of ProStream’s net monthly profits, as defined in our Assignment of Profits agreement.

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

Our Advertiser Network

Advertiser listings displayed on our distribution network are derived from our advertising network partners and direct advertisers on certain of our web properties, including, www.banks.com and the InterSearch AdNet.

Our advertising network partners currently consist of leading search providers including InfoSpace, which provides us a comprehensive meta search solution that includes paid results from Google, Yahoo!, Microsoft and Ask.com, Local.com and Business.com. Paid search engines, such as these, partner with us in order to gain access to the users of our network for their advertisers. Access to search requests on our network increases the potential for paid click revenue because their advertisers’ listings are distributed in response to a larger number of search queries. Generally, our arrangements with our advertising network partners provide that we receive a fixed percentage of their advertising revenue per paid click. In the year ending December 31, 2011, InfoSpace was our largest advertising network partner and represented a material, but shrinking, portion of our revenue.

Our Distribution Network

Our distribution network consists of our web properties and search engines, including, banks.com, irs.com, searchexplorer.com and the InterSearch AdNet. When a consumer initiates an Internet search on one of our web properties, we deliver relevant listings from our advertising network partners and our direct advertisers. In most cases, when a user clicks on one of these advertisements, we receive a pay-per-click fee. During the year ended December 31, 2011, we received approximately 21 million paid clicks from our distribution network, as compared to approximately 72 million for the year ended December 31, 2010. This decrease was a result of the reduced emphasis on the search services business. During the year ended December 31, 2011, we serviced approximately 14,000 online tax preparation customers compared to 2,000 in the year ended December 31, 2010. This increase was primarily attributable to the fact that we sold much of this advertising inventory to a major online tax preparation service in 2010. We also serviced approximately 15,000 online tax extension customers during the year ended December 31, 2011 compared to 4,500 in 2010. This increase was attributable to our acquisition of Filelater.com in 2010. Any increase in customer acquisitions will come at the expense of paid advertiser clicks and vice versa, but we believe a multi channel revenue strategy of customer acquisitions, in addition to Internet advertising, will allow us to build a more sustainable long term business model. Therefore, future comparisons of the number of paid clicks we generate year over year may not be a reliable measure of the overall success of our business when viewed in isolation.

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

Employees

We continued reducing our employee headcount throughout 2011 and as a result as of March 30, 2012, we had 10 employees. This number includes employees of our MyStockFund subsidiary, as well as the billable consultants in our professional services group, InterSearch Corporate Services. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Our future capital requirements will depend on the amount of cash generated or required by our current operations, as well as additional funds which may be needed to finance future acquisitions. Future cash needs are subject to substantial uncertainty. We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations. If we raise additional funds by issuing equity securities, our existing shareholders may be diluted. Additionally, we are incurring substantial expense in connection with our pending merger transaction with Remark Media, Inc and failure to complete that transaction would have an adverse impact on our business and financial condition.

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

We rely on our advertising network partners to provide us with advertiser listings so that we can distribute these listings through our distribution network in order to generate revenue when a consumer click-through occurs on our advertiser network partners’ sponsored listings. For the year ended December 31, 2011, a substantial majority of our revenue was derived from our primary advertising network partner, InfoSpace, Inc. Our success depends, in part, on the maintenance and growth of our advertising network. If we are unable to develop or maintain relationships with our advertising network partners or if one or more of them exert significant pricing pressure on us, our operating results and financial condition will suffer.

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

InfoSpace was our largest advertising network partner, accounting for a substantial percentage of our total revenue for the year ended December 31, 2011. Our agreements with InfoSpace currently run through December 31, 2012, with provisions for automatic renewals for successive one year terms, unless terminated by either party. We cannot assure you that, should these agreements fail to renew or should the contracts be terminated or modified in advance of that date, we will be able to timely replace the sponsored listings they provide us from Google, Yahoo and Ask.com. We have had similar agreements in the past that have failed to renew or been modified prior to their termination where our financial results were harmed.

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

A fundamental requirement for e-commerce is the secure transmission of confidential information over public networks. Although our systems and processes are designed to protect consumer information and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results.

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

We rely on third party technology, server, software and hardware providers, and a failure or termination of services by these providers could adversely affect our business and reputation.

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

We also rely on third party software providers to develop, support and maintain some of our core systems. If our relationships with any of these third party software providers is disrupted or terminated, we would be forced to seek new providers who offer similar services. There is no guarantee that we’ll be able to secure such services in a timely manner and business disruptions could ensue as a result.

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

In addition, much of the information on www.banks.com that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depositary, personal credit and investment products offered by financial institutions, mortgage companies, investment companies, insurance companies and others participating in the consumer financial marketplace. We are exposed to the risk that some advertisers may provide us, or directly post on our websites, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information provided by advertisers on our websites, and cause certain advertisers to become dissatisfied with our websites, and result in lawsuits being filed against us.

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

Impairment of intangible assets has decreased our earnings in the past and may do so again in the future.

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

We have substantial intangible assets on our balance sheet, and have taken significant impairment charges to earnings in the past. We recorded impairment charges of $6.7 million in 2011 and may be required to record additional charges to earnings in the future in our financial statements during the period in which any additional impairment of our amortizable intangible assets is determined. Any additional impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

Impairment of the deferred tax assets recorded on our balance sheet has decreased our earnings in the past and may do so again in the future.

We periodically review the probability of the realization of our deferred tax assets on our balance sheet based on forecasts of taxable income. As part of this review, we utilize historical results, projected future operating results, eligible carryforward periods, tax planning opportunities, and other relevant considerations. Adverse changes in our profitability have required changes in the valuation allowances that reduced our deferred tax assets on our balance sheet in the past and this may occur again in the future. Such changes have triggered material non-cash expenses to be recorded in the period in which the changes were made and had a material adverse impact on our results of operations or financial condition. We recorded a valuation allowance charge of $1.2 million in 2011 and may be required to record additional charges to earnings in the future.

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

The application of new and existing laws and regulations to the Internet or other online services has had a material adverse effect on our business, prospects, financial condition and results of operations in the past. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The Taxpayer Protection Act of 2007(“H.R. 1677”). Section 8 of H.R. 1677 would have amended Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. Although the legislation was never passed by the Senate or signed into law and the bill died with the ending of the 110th Congress in January 2009, there is no guarantee that similar legislation won’t be introduced and passed into law by the current or future Congress. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, such legislation may adversely impact our overall operations. We own the Internet domain address www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. While the bill was never passed into law, if enacted, the passage of such legislation could have severely adversely affected our use of our Internet domain address www.irs.com as well as our overall operations. In the event a bill such as H.R. 1677 were to become law , we intend to be continue to be diligent in our communications with the Internal Revenue Service and Congress in an effort to mitigate any potential negative effects of such legislation.

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

We are subject to the rules and regulations of the SEC, including those rules and regulations mandated by the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires all reporting companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. The costs to comply with these requirements will likely be significant and may adversely affect our operating results. Section 404 further requires that the reporting company’s independent auditors attest to, and report on, this management assessment. As of December 31, 2011, the Company was not yet subject to the auditor attestation requirement of Section 404; however, the Company expects its expenses related to its internal and external auditors to increase significantly. If we fail to maintain a system of adequate controls, it could have an adverse effect on our business and stock price.

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

Trading of our common stock is conducted on the OTCQB and a substantial percentage of our outstanding shares are held by officers, directors and affiliates and as a result, trading in our common stock has historically been limited. This limited trading adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, you may obtain lower prices for our common stock than might otherwise be obtained.

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

As of February 29, 2012, our executive officers and directors (including affiliates of such executive officers and directors) beneficially owned or controlled approximately 40% of the outstanding shares of our common stock. Our Chief Executive Officer and his spouse beneficially own an additional 3 million shares of preferred stock which is convertible to common stock on at 3:1 basis. In total, on February 29, 2012, our executive officers and directors (including affiliates of such executive officers and directors) beneficially owned or controlled approximately 50% of the outstanding shares of our common stock and preferred stock (on an as-converted basis). Accordingly, these executive officers and directors, acting as a group, will have substantial influence and may control the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our corporate headquarters are currently located at 425 Market Street, Suite 2200, San Francisco, CA 94105. On March 16, 2011, we entered into a service agreement with HQ Global Workplaces, LLC, (“Regus”) to share the use of its facility. The service payments were $2,005 per month commencing April 1, 2011 increasing to $3,420 per month on June 1, 2011 through November 30, 2011. On November 9, 2011, we entered into a new service agreement with Regus effective December 1, 2011through February 29, 2012 with service payments of $2,200 per month. Effective March 1, 2012 through May 31, 2012, our service payments are $2,332 per month pursuant to a renewal agreement. Our corporate headquarters were previously located at 222 Kearny Street, Suite 550, San Francisco, California, where we leased approximately 7,615 square feet of space. The term of the lease commenced on November 1, 2005 and expired on April 15, 2011.

Item 3.	Legal Proceedings.

We are subject to routine litigation arising in the normal course of business from time to time. Beginning in November 2009, we were involved in legal proceedings which were settled during 2010.

Although the results of litigation and claims cannot be predicted with certainty, we do not believe the results of such litigation would have a material adverse effect on our business, financial condition or results of operations. However, should such litigation arise, defending such proceedings could be costly and may result in the diversion of management’s attention.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock currently trade on the OTCQB under the symbol “BNNX”, and traded on the NYSE Amex (the “Exchange”) under the symbol “BNX” during 2011 and 2010.

The following table sets forth the high and low sales prices for our common shares as reported on the Exchange for the periods indicated:

	High	Low
Year Ending December 31, 2011:
First Quarter	$.39	$.21
Second Quarter	$.24	$.10
Third Quarter	$.16	$.04
Fourth Quarter	$.10	$.03
Year Ending December 31, 2010:
First Quarter	.51	.22
Second Quarter	$.80	$.32
Third Quarter	$.43	$.25
Fourth Quarter	$.41	$.16

Holders

At the close of business on March 30, 2012, there were 26,003,009 outstanding common shares, which were held by approximately 140 shareholders of record.

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

Overview

We review our operations based on both our financial results and non-financial measures. Our primary source of revenue is our Internet advertising services; although we continue to seek to expand our other revenue we derive from sources such as online tax preparation, tax extension and stock brokerage services. For our Internet advertising services we review revenue-per-click and cost-per-click. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. A further significant reduction in click-throughs or in advertising network partners exerting significant pricing pressures on us would have a material adverse effect on our results of operations. Our largest direct expense is traffic acquisition costs, which consist primarily of Internet advertising costs. We seek to decrease our cost-per-click through continuing optimization efforts and increasing page yield through the use of our proprietary analytics.

We currently depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of advertising network partners and direct advertisers for a significant percentage of our revenues. InfoSpace represented 29% of our total 2011 revenue, although they represented only 8% of our revenue in Q4 of 2011. While these percentages will vary quarter to quarter, we plan to continue our efforts to mitigate our reliance on the revenue we derive from InfoSpace. We evaluate our business by measuring our total number of paid clicks, as well as other metrics related to customer acquisitions such as number of new customers and length of time we retain existing customers.

In 2011, we received approximately 21 million paid clicks from our distribution network, as compared to approximately 72 million for the year ended December 31, 2010. In 2011, we serviced approximately 15,000 online tax preparation customers compared to 2,000 in 2010. This increase was primarily attributable to the fact that we sold much of this advertising inventory to a major online tax preparation service in 2010. We also serviced approximately 14,000 online tax extension customers in the year ended December 31, 2011 compared to 4,500 in 2010. This increase was attributable to our acquisition of Filelater.com in 2010. Any increase in customer acquisitions will come at the expense of paid advertiser clicks and vice versa, but we believe a multi channel revenue strategy of customer acquisitions, in addition to Internet advertising, will allow us to build a more sustainable long-term business model. Therefore, future comparisons of the number of paid clicks we generate year over year may not be a reliable measure of the overall success of our business when viewed in isolation.

During 2009, we expanded the number of relationships with advertising network partners. Although only a nominal percentage of our 2009 revenues, this business line represented 23% of our revenue in 2011 compared to 13% in 2010. We plan to maintain our distribution network while maintaining a high quality of traffic by continuing to exclusively enter into agreements with partners who have existing tier one search relationships with providers such as: Google, Yahoo and/or Bing.

Our financial performance was negatively impacted by a series of revenue charge backs totaling $605,000 in 2011 and $610,000 in 2010. The revenue associated with these charge backs also had significant corresponding traffic acquisition costs that were not recoverable from our distribution network partners. As a result, we have drastically reduced our search engine marketing efforts and reassessed our strategy for this business line. Although we are engaging in search engine marketing efforts on a limited basis and have implemented additional traffic quality monitoring, we have made the strategic decision to continue to align our cost structure so that it does not rely on these search marketing efforts. In addition, through staff reductions and attrition, we have significantly reduced our overall employee headcount. We have also reduced other SG&A expenses in an effort to better align our cost structure to be less reliant on search marketing.

In late 2010, we acquired the online tax extension business, Filelater.com, as a complimentary business to irs.com. This acquisition included an existing client base, technology platform and a niche, tax extension related, domain portfolio. We believe we are well positioned to become a dominant player in the largely untapped market for online tax extensions.

Recent Developments

Pending Merger Transaction

On February 26, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Remark Media, Inc. (“Remark”) where the Company will become a wholly owned subsidiary of Remark (the “Merger”). Pursuant to the terms of the Merger Agreement, all outstanding shares of the Company’s common stock and a warrant to purchase 2,083,333 shares of the Company’s common stock will be automatically converted into the right to receive shares of Remark’s common stock. In addition, a convertible promissory note (held by Kimberly & Daniel O’Donnell) will be cancelled, exchanged for and converted into a new promissory note that is not convertible. Finally, the Company’s Series C Preferred Stock and the accrued and unpaid dividends thereon will be automatically converted into the right to receive shares of Remark common stock and cash in the aggregate amount of $300,000. The maximum aggregate number of shares of Remark common stock issuable as a result of the Merger shall be 702,784, subject to adjustment based on the Company’s net working capital as of the closing of the Merger. Each share of the Remark common stock outstanding immediately prior to the effective time will remain outstanding and will not be affected by the Merger.

The consummation of the Merger is subject to certain conditions, including: the approval of the Merger Agreement by the Company’s shareholders; the Company’s net working capital (as of the last calendar day of the month end preceding the closing or, if closing occurs on the last calendar day of the month, on the closing date and estimated 3 business days prior to the closing of the Merger), shall not be less than negative $570,000; if any of the Company’s shareholders indicate that they will assert appraisal rights, such shareholders own less than 5% of all of the Company’s issued and outstanding common stock; Remark’s receipt, through the closing of equity financing, of at least $2.0 million of net cash proceeds; Remark’s filing of an application for the shares of Remark common stock (issued as merger consideration to the Company’s shareholders) to be listed on the NASDAQ Capital Market; the absence of any injunction or order of any court, arbitrator, mediator, tribunal, administrative agency, or other governmental authority that prohibits, restrains, or makes illegal the completion of the Merger; the receipt of all regulatory consents required to complete the Merger and the expiration of all waiting periods required by law; and the effectiveness of Remark’s registration statement on Form S-4 registering the shares of Remark common stock to be issued to the Company’s shareholders in the Merger.

The Merger Agreement contains customary representations and warranties for a transaction of this type. The Merger Agreement also contains customary covenants, including covenants providing for each of the parties to use reasonable best efforts to cause the transactions to be consummated. The Merger Agreement also contains covenants requiring the Company to call and hold a shareholder meeting and recommend adoption of the Merger Agreement, subject to applicable fiduciary duties. The Merger Agreement also requires the Company to, among other things, conduct its business in all material respects in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger. The Company is subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to and engage in discussions with third parties regarding alternative acquisition proposals, subject to a “fiduciary duty” exception in certain circumstances.

Should the Merger Agreement be terminated, neither party will be required to pay the other party a termination fee or reimburse the other party for its expenses.

In connection with the Merger Agreement, holders of a majority of the voting rights of the Company’s capital stock, including the common stock and Series C Preferred Stock, voting together as a single class, have entered into Stockholders’ Support Agreements pursuant to which they agree to vote their shares of the Company in favor of the Merger at the special meeting of the Company’s shareholders. Also in connection with the Merger Agreement and as a condition to the closing of the Merger, Daniel O’Donnell will enter into an employment agreement with Remark.

NYSE Amex Delisting

The Company received notice from NYSE Amex LLC by letter dated June 20, 2011, indicating that the Company was not in compliance with Section 1003(f)(v) of the Exchange’s Company Guide in that the Company’s securities had been selling at a low price per share for a substantial period of time. The Company’s continued listing was predicated on it effecting a reverse stock split of its common stock within a reasonable amount of time, which Exchange had determined to be no later than November 18, 2011. This deadline for compliance reflected a truncation under Section 1009(h) of the Company Guide, which provides that Staff may truncate the continued listing evaluation and follow-up procedures if a company, within 12 months of the end of a plan period, is again determined to be below continued listing standards.

Then on November 22, 2011, the Company received notice from the Exchange indicating that the Company no longer complied with the Exchange’s continued listing standards due to the low selling price of its common stock, as set forth in Section 1003(f)(v) of the Company Guide and that its securities were, therefore, subject to being delisted from the Exchange.

The Company requested an appeal hearing before a Listing Qualifications Panel (the “Panel”) and the hearing was held on January 19, 2012. On January 23, 2012, the Company was notified by the Exchange that the Panel had affirmed the Exchange’s determination to delist the common stock of the Company, and that trading in its common stock would be suspended on NYSE Amex, with formal delisting to follow. The Company was entitled to request that the full Committee on Securities review the decision of the Panel, although a request for review does not operate as a stay of the Panel’s decision. The Company decided not to request a review of the Panel’s decision.

The Company transitioned trading in its common stock to the OTCQB Marketplace, where its common stock began trading under the “BNNX” symbol on the computerized OTCQB system on January 30, 2012. Operated by OTC Markets Group Inc., the OTCQB is a market tier for OTC traded companies that are registered and reporting with the Securities and Exchange Commission.

Seasonality

Our quarterly results have fluctuated in the past and will continue to do so in the future due to seasonal fluctuations in the level of Internet usage and our online tax related businesses. Our reliance on revenues generated through our ownership of the Internet domain irs.com and filelater.com will further cause our revenues to be largely seasonal in nature, with peak revenues occurring during the U.S. tax filing season of January through April. Therefore, our first and second quarter results should not be viewed as indicative of anticipated results for the entire fiscal year.

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

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements appearing at the end of this report for the year ended December 31, 2011.

Consolidated Results of Operations

The following table sets forth information for the years ended December 31, 2011 and 2010, derived from our consolidated financial statements (dollars in thousands, except per share data).

	Years Ended December 31,
	2011	2010
Revenues	$4,433	$9,549

Operating expenses:
Traffic acquisition costs	1,611	4,021
Depreciation and amortization	1,571	1,714
Sales and marketing	524	1,049
General and administrative	2,484	3,878
Impairment of domains	6,653	—

Total operating expenses	12,843	10,662

Loss from operations	(8,410)	(1,113)
Gain on legal settlement	—	224
Other gain	6	—
Interest expense	(107)	(385)

Loss before income taxes	(8,511)	(1,274)
Income tax (expense) benefit	(1,151)	330

Net loss	(9,662)	(944)
Preferred stock dividends	(39)	(30)

Net loss available to common stockholders	$(9,701)	$(974)

Basic net loss per common share	$(.37)	$(.04)

Diluted net loss per common share	$(.37)	$(.04)

Basic weighted average common shares outstanding	25,931,361	26,093,681

Diluted weighted average common shares outstanding	25,931,361	26,093,681

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Years ended December 31,
	2011	2010
Revenues	100%	100%

Operating Expenses:
Traffic acquisition costs	36	42
Depreciation and amortization	35	18
Sales and marketing	12	11
General and administrative	56	41
Impairment of domains	150	—

Total operating expenses	289	112

Loss from operations	(189)	(12)
Gain on legal settlement	—	2
Other gain	—	—
Interest expense	(2)	(4)

Loss before income taxes	(191)	(14)
Income tax (expense) benefit	(26)	4

Net loss	(217)	(10)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Revenue decreased 54% to $4.4 million for the year ended December 31, 2011 from $9.5 million for the year ended December 31, 2010. This decrease was primarily attributable to advertising network partner charge backs and a decrease in search related advertiser revenue that resulted from a reduction in our search engine marketing efforts.

Traffic acquisition costs. Traffic acquisition costs decreased 60% to $1.6 million for year ended December 31, 2011 from $4.0 million for the year ended December 31, 2010. This decrease was primarily attributable to a reduction in our search engine marketing efforts resulting from our decision to substantially reduce our emphasis and reliance on our search business, which also resulted in an increase in gross profit margin due to higher margin tax related business representing a greater portion of our revenue.

Depreciation and amortization. Depreciation and amortization decreased 8% to $1.6 million for the year ended December 31, 2011 from $1.7 million for the year ended December 31, 2010. The decrease was primarily attributable certain assets being fully depreciated in 2010.

Sales and marketing. Sales and marketing expense decreased to $524,000 for the year ended December 31, 2011 from $1 million for the year ended December 31, 2010. This decrease was mainly attributable to a decrease in sales commission and salary expenses.

General and administrative. General and administrative expenses decreased to $2.5 million for the year ended December 31, 2011 from $3.9 million for the year ended December 31, 2010. This decrease is due primarily to the reduction in personnel headcount and in other general and administrative expenses we initiated in the fourth quarter of 2010 to better align our cost structure with our reduced emphasis and reliance on our search business.

Impairment of domains. In 2011, the Company recorded impairment charges totaling $6.7 million on its domain names, look.com, and irs.com. In management’s opinion, the fair value of the domain name, irs.com, no longer exceeded the carrying value of the asset resulting in an impairment charge of $6.6 million. The impairment charge of $63,000 recorded on the look.com domain name represents the difference between the sale price of the look.com domain name and the carrying value of the asset at the time of the sale in October 2011.

Gain on legal settlement. In 2010, the Company entered into a Settlement Agreement of a lawsuit, resulting in the transfer of 622,673 shares of Company common stock to the Company as part of the settlement, resulting in a gain on legal settlement of $224,000. Included in general and administrative expenses were legal expenses that offset the gain.

Other gain. In 2011, the Company recorded a gain of $6,000 on the sale of miscellaneous office furniture and computer equipment.

Interest expense. Interest expense was $107,000 for the year ended December 31, 2011 compared to $385,000 for the year ended December 31, 2010. The decrease was primarily due to the paying off the remaining principal balance on our notes payable in March, 2010.

Income taxes. In 2011, the Company recorded a valuation allowance of $1.2 million against deferred tax assets previously recognized resulting in income tax expense of $1.2 million for the year ended December 31, 2011, compared to an income tax benefit of $330,000 for the year ended December 31, 2010. Pretax loss was $8.5 million for the year ended December 31, 2011 compared to a pretax loss of $1.3 million for the year ended December 31, 2010. In 2010, any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, such as stock compensation and an income tax valuation allowance where management believed that a tax benefit was more likely than not to be realized.

Net loss. Net loss available to common stockholders for the year ended December 31, 2011 was $9.7 million or $.37 per basic and diluted share compared to net income of $974,000 or $.04 per basic and diluted share for the year ended December 31, 2010. This decrease was primarily attributable to impairment charges recorded on the Company’s domain names.

Liquidity and Capital Resources

Since inception, we have primarily financed our operations through internally generated funds and the use of our line of credit. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of December 31, 2011, we had $112,000 in cash compared to $107,000 at December 31, 2010. As of December 31, 2011, our current liabilities exceeded our current assets resulting in a working capital deficit of $781,000 compared to a working capital deficit of $555,000 on December 31, 2010.

We generated a negative $239,000 in operating cash flow during 2011. Our liquidity was negatively impacted by a series of revenue charge backs totaling $605,000. As such, the company completed the transactions described below to improve its liquidity position.

On October 24, 2011, we completed the sale of the domain name, look.com, to Quidsi, Inc., pursuant to the terms of the Domain Name Transfer Agreement between the parties dated October 18, 2011. The purchase price of $400,000 was payable to the Company upon successful completion of transfer of the domain name to the Buyer.

On December 28, 2011, we entered into a financing transaction (the “Transaction”) with our Chief Executive Officer, Daniel O’Donnell, and his wife, Kimberly O’Donnell (collectively, the “Purchasers”), pursuant to which we issued and sold to the Purchasers in a private placement a convertible promissory note in the principal amount of $125,000 (the “Convertible Note”) and a warrant (the “Warrant”) to purchase an aggregate of 2,083,333 shares of our common stock. The offer and sale of the Convertible Note and the Warrant in the Transaction were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the offering was not a public offering. The aggregate gross proceeds to us from the Transaction were $125,000, excluding any proceeds from the exercise of the Warrant. The exercise price of the Warrant is $0.06 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like). The Warrant is exercisable on or after December 28, 2011 and expires on December 28, 2016.

The Convertible Note bears interest commencing December 28, 2011 at the rate of 10.0% per annum. All outstanding principal of and accrued interest on the Convertible Note shall be due and payable on June 26, 2012. If the Convertible Note remains unpaid from and after the maturity date, the Convertible Note may be converted into shares of our common stock at a conversion price of $0.04 per share, in whole or in part, at any time at the option of the holder(s) of the Convertible Note, subject to approval of our shareholders, if required. If, while any principal of or accrued interest on the Convertible Note is outstanding, we enter into any consolidation or merger whereby we are not the surviving or continuing corporation or upon the sale of all or substantially all of our assets, for consideration to us (or our shareholders) of less than $0.04 per share (the “Sales Price”), then, at the election of the holder(s) of the Convertible Note, we shall pay to such holder(s) within 30 days of the consummation of any such transaction, an amount equal to $0.04 per share less the Sales Price multiplied by 3,125,000 shares (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like), provided that such payment shall not exceed $125,000. The foregoing payment is in addition to any outstanding principal or accrued interest owed to the holder(s) pursuant to the Convertible Note. We may elect to prepay all or any portion of the Convertible Note without penalty upon 30 days advance written notice to the holder(s) of the Convertible Note, provided that such holder(s) may convert the Convertible Note during such period. The Convertible Note contains various events of default, such as failing to timely make any payment under the Convertible Note when due, which may result in all outstanding obligations under the Convertible Note becoming immediately due and payable.

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

On December 21, 2010, we issued an unsecured promissory note in the amount of $100,000 (the “Note”) pursuant to which our Chief Executive Officer, Daniel M. O’Donnell, and his wife, Kimberly L. O’Donnell loaned such amount to us. The Note bears interest commencing December 1, 2010, at the following rates: 20.00% per annum during the first six month period (December 2010 – May 2011); 15.00% per annum during the second six month period (June – November 2011); and 17.50% per annum during the third six month period (December 2011 – May 2012).

Commencing December 31, 2010 and ending May 31, 2011, we made monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note. On May 31, 2011, a principal payment of $25,000 was due and paid on the Note. During the period commencing June 1, 2011 and ending May 31, 2012, we must make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note shall be due and payable. The Note is unsecured and subordinated to all of our existing and future indebtedness to Silicon Valley Bank (“SVB”).

As of December 31, 2011, we had no capital lease commitments, with the exception of the sale-leaseback arrangement with Domain Capital previously described above. We had no operating lease commitments at December 31, 2011.

In March 2010, we established a $2.5 million revolving line of credit with SVB for a term of one year. This agreement was executed and effective on March 3, 2010 and initially funded on March 5, 2010 and the proceeds were utilized to retire the outstanding principal balance of approximately $1.92 million on our senior debt. Under the terms of the Agreement with SVB (the “Loan Agreement”) may advance funds to us to finance certain Eligible Accounts (as defined in the Loan Agreement). When SVB makes an advance, the Eligible Account becomes a Financed Receivable (as described in additional detail in the Loan Agreement). The aggregate face amount of all Financed Receivables outstanding at any time under the Loan Agreement may not exceed $3,125,000 (the “Facility Amount”). An amendment to the Loan Agreement on November 24, 2010, among other things, decreased the Facility Amount to $1,250,000. On March 2, 2011, the term of the Loan Agreement was extended to April 1, 2011, at which point the facility terminated, and the facility amount decreased to $175,000. As of March 31, 2011, we had no balance on our revolving line of credit with SVB.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We believe cash flow will be sufficient to fund anticipated levels of operations for the next twelve months. In the event our cash flow becomes insufficient to fund our ongoing operations, we anticipate utilizing a line of credit, if available, selling non-core assets or alternatively, raising new equity and/or debt capital. We have been exploring various strategic alternatives culminating in our recent agreement, described previously under “Recent Developments – Pending Merger Transaction”. We are incurring substantial expense in connection with this transaction, and if we are unable to complete the transaction, achieve sufficient cash flows from operations, or obtain adequate financing from lenders, our ability to continue normal business operations may be substantially limited.

Cash flows for the year ended December 31, 2011

Net cash used by operating activities for the year ended December 31, 2011 was $239,000 consisting primarily of a net loss of $9.7 million increased by impairment of domains of $6.7 million, depreciation and amortization of $1.6 million, deferred income taxes of $1.1 million, and a decrease in accounts receivable of $377,000, partially offset by a $307,000 decrease in accounts payable.

Net cash provided by investing activities for the year ended December 31, 2011 of $360,000 was primarily from the sale of the look.com domain name.

Net cash used in financing activities for the year ended December 31, 2011 of $116,000, was mainly attributable to a decrease in notes payable of $140,000 through payment of principal and repayment of the line of credit of $106,000.

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

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T).	Controls and Procedures.

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

As required by the Exchange Act, our management, including the Chief Executive Officer (our principal executive officer and principal financial officer), conducted an evaluation as of December 31, 2011, of the effectiveness of our “disclosure controls and procedures” as defined in the Exchange Act. Based on that evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer), concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with and within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer) assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management made this assessment in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on its evaluation, management concluded that there are no material weaknesses in our internal control over financial reporting and that, accordingly, the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

The information required by this Item 10 is incorporated by reference to the information in our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010, included under the captions: (i) “Proposal 1: Election of Directors,” as it relates to members of our Board, (ii) “Corporate Governance,” as it relates to our Audit Committee and our Audit Committee Financial Expert, and as it relates to any changes to procedures by which our shareholders may recommend nominees to our Board, (iii) “Executive Officers,” as it relates to our executive officers, and (iv) “Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics on July 10, 2006 that applies to all directors, officers, and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer and other senior executive officers, as required by applicable SEC rules and NYSE Amex listing standards. A copy of the Code of Business Conduct and Ethics is posted on the Investor Relations section of our website located at www.banks.com. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request to Mark A. Schwerin, Secretary, c/o Banks.com, Inc., 425 Market Street, Suite 2200, San Francisco, California 94105. We intend to timely disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer and other senior executive officers on the Investor Relations section of our website located atwww.banks.com.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information in our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011, included under the caption “Executive and Director Compensation” as it relates to compensation of our executive officers and directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the information in our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011, included under the captions: (i) “Security Ownership of Certain Beneficial Owners and Management” as it relates to security ownership of certain beneficial owners and management and (ii) “Securities Authorized for Issuance Under Equity Compensation Plans” as it relates to our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information in our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011, included under the captions: (i) “Certain Relationships and Related Transactions” as it relates to related party transactions and (ii) “Corporate Governance” as it relates to director independence.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information in our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011, included under the caption “Audit and Non-Audit Fees.”

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

Dated: March 30, 2012

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

/s/ DANIEL M. O’DONNELL Daniel M. O’Donnell, President and Chief Executive Officer; Chairman of the Board (Principal Executive Officer, Principal Financial and Accounting Officer)	March 30, 2012

/s/ FRANK J. MCPARTLAND Frank J. McPartland, Vice Chairman of the Board	March 30, 2012

/s/ LAWRENCE J. GIBSON Lawrence J. Gibson, Director	March 30, 2012

/s/ CHARLES K. DARGAN II Charles K. Dargan II, Director	March 30, 2012

/s/ STEVEN L. ERNST Steven L. Ernst, Chief Technology Officer and Director	March 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Banks.com, Inc.

San Francisco, California:

We have audited the accompanying consolidated balance sheets of Banks.com, Inc. and Subsidiaries (the “Company”) at December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with United States generally accepted accounting principles.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
March 30, 2012

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and par value data)

	At December 31,
	2011	2010
Assets
Current assets:
Cash	$112	$107
Accounts receivable	279	656
Prepaid expenses and other	114	167
Deferred income taxes	62	316

Total current assets	567	1,246
Property and equipment, net	62	277
Domains and other intangibles, net	2,249	10,618
Other assets	68	88
Deferred income taxes	—	890

Total assets	$2,946	$13,119

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$710	$1,017
Accrued liabilities	312	461
Accrued dividends	99	60
Deferred revenue	24	16
Revolving line of credit	—	106
Notes payable, current portion, net of discount	203	141

Total current liabilities	1,348	1,801
Notes payable, less current portion	412	559

Total liabilities	1,760	2,360

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 and 3,000,000 shares issued and outstanding	3	3
Common stock, $.001 par value; 125,000,000 shares authorized, 26,003,009 and 25,814,103 shares issued and outstanding	26	26
Additional paid-in capital	10,952	10,824
Accumulated deficit	(9,795)	(94)

Total stockholders’ equity	1,186	10,759

Total liabilities and stockholders’ equity	$2,946	$13,119

See accompanying notes to consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2011	2010
Revenues	$4,433	$9,549

Operating expenses:
Traffic acquisition costs	1,611	4,021
Depreciation and amortization	1,571	1,714
Sales and marketing	524	1,049
General and administrative	2,484	3,878
Impairment of domains	6,653	—

Total operating expenses	12,843	10,662

Loss from operations	(8,410)	(1,113)
Gain on legal settlement	—	224
Other gain	6	—
Interest expense	(107)	(385)

Loss before income taxes	(8,511)	(1,274)
Income tax (expense) benefit	(1,151)	330

Net loss	(9,662)	(944)
Preferred stock dividends	(39)	(30)

Net loss available to common stockholders	$(9,701)	$(974)

Net loss per common share available to common stockholders:
Basic	$(.37)	$(.04)

Diluted	$(.37)	$(.04)

Weighted-average common shares outstanding:
Basic	25,931,361	26,093,681

Diluted	25,931,361	26,093,681

See accompanying notes to consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	3,000,000	$3	26,113,651	$26	$10,831	$880	$11,740
Preferred stock dividends	—	—	—	—	—	(30)	(30)
Exercise of common stock options	—	—	73,125	—	9	—	9
Common stock issued for services	—	—	100,000	—	39	—	39
Common stock issued to directors for services	—	—	150,000	—	54	—	54
Retirement of 622,673 shares of common stock	—	—	(622,673)	—	(224)	—	(224)
Stock-based compensation	—	—	—	—	115	—	115
Net loss	—	—	—	—	—	(944)	(944)

Balance at December 31, 2010	3,000,000	3	25,814,103	26	10,824	(94)	10,759
Preferred stock dividends	—	—	—	—	—	(39)	(39)
Exercise of common stock options	—	—	38,906	—	5	—	5
Common stock issued to directors for services	—	—	150,000	—	20	—	20
Common stock warrant issued in connection with issuance of convertible note payable	—	—	—	—	55	—	55
Beneficial conversion feature in connection with issuance of convertible note payable	—	—	—	—	15	—	15
Stock-based compensation	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	(9,662)	(9,662)

Balance at December 31, 2011	3,000,000	$3	26,003,009	$26	$10,952	$(9,795)	$1,186

See accompanying notes to consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(9,662)	$(944)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	254	414
Amortization of domains and other	1,317	1,300
Amortization of debt issuance costs	—	258
Impairment of domains	6,653	—
Deferred income taxes	1,144	(317)
Gain on legal settlement	—	(224)
Stock-based compensation	53	208
Change in operating assets and liabilities:
Accounts receivable	377	1,363
Prepaid expenses and other	53	118
Other assets	20	(20)
Accounts payable	(307)	(244)
Accrued liabilities	(149)	(176)
Deferred revenue	8	(91)

Net cash (used in) provided by operating activities	(239)	1,645

Cash flows from investing activities:
Proceeds from sale of equipment	5	—
Purchase of property and equipment	(45)	(16)
Proceeds from sale of domain	400	—
Cash paid for acquisitions	—	(240)

Net cash provided by (used in) investing activities	360	(256)

Cash flows from financing activities:
Exercise of common stock options	5	9
Debt issuance costs	—	(63)
Net proceeds from (repayments of) revolving line of credit	(106)	106
Proceeds of notes payable	125	700
Payment of notes payable	(140)	(2,210)

Net cash used in financing activities	(116)	(1,458)

Net increase (decrease) in cash	5	(69)
Cash at beginning of year	107	176

Cash at end of year	$112	$107

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$111	$117

Income taxes	$5	$267

Noncash financing and investing activities:
Preferred stock dividends accrued	$39	$30

See accompanying notes to consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2011 and 2010 and for the Years Then Ended

(1) Business and Organization

Description of Business. The consolidated financial statements include the accounts of Banks.com, Inc. (the “Parent”) and its wholly-owned subsidiaries which, as of December 31, 2011, consisted of InterSearch Corporate Services, Inc. (“ICS”), Dotted Ventures, Inc. (“Dotted”), and MyStockFund Securities, Inc. (“MyStockFund”), collectively, the “Company”.

ICS is engaged principally in the business of providing highly skilled Internet and technology consultants.

Dotted owns an ICANN accredited domain Registrar business.

MyStockFund is an online broker-dealer that offers an array of financial products and services.

The Parent is a Florida corporation organized in 1994. The Company owns and operates Internet media properties including: banks.com, irs.com, filelater.com and mystockfund.com, that provide users with relevant finance related content and services and provide vendors targeted online advertising opportunities. The Company intends to continue building a cohesive business around its suite of finance-related web properties. Through these properties, the Company provides access to current financial content, including financial news, business articles, interest-rate tables, stock quotes, stock tracking and financial calculators. The Company also provides users access to online financial services including tax preparation, tax extensions and stock brokerage. Although the Company’s primary focus is on its financial services related websites, it also operates the proprietary search and shopping website, searchexplorer.com, and operated the proprietary website, look.com, until it was sold in October 2011. The Company generates revenue on these sites primarily via traffic generation and search engine marketing efforts.

Financial Results and Liquidity. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

At December 31, 2011, the Company had negative working capital of $0.8 million. During the years ended December 31, 2011 and 2010, the Company incurred a net loss of $9.7 and $1.0 million, respectively, primarily as a result of the impairment of domains of $6.7 million in 2011 and a continuing decline in revenues primarily attributable to a reduction in the Company’s search engine marketing efforts in 2011 and 2010. Cash flows used in operations in 2011 were $0.2 million and cash flows provided by operations were $1.6 million in 2010. In late 2010 management drastically reduced its search engine marketing efforts and reassessed its strategy for this business line. Accordingly, the Company significantly reduced its selling, general and administrative expenses in 2011 so as to better align its cost structure to be less reliant on search marketing.

Management believes that cash flows from operations will be sufficient to fund anticipated levels of operations for the next twelve months. In addition, the Company may seek a line of credit to meet seasonal working capital needs, if available, or sell non-core assets or alternatively raise new equity and or debt as needed. The Company has been exploring various strategic alternatives culminating in its recent agreement, described in Note 17 titled “Pending Merger Agreement”. If the Company is unable to achieve sufficient cash flows from operations, obtain adequate financing from lenders, or complete its pending merger, its ability to continue normal business operations may be substantially limited.

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

At December 31, 2011 and 2010 and for the Years Then Ended

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

Accounts Receivable and Allowance for Uncollectible Receivables. Accounts receivable are recorded at invoiced amount and do not bear interest. An allowance for uncollectible accounts receivable is recorded based on a combination of write-off history, aging analysis and any specific known troubled accounts. At December 31, 2011 and 2010 no allowance was necessary due to subsequent collection of substantially all accounts receivable.

Property and Equipment. Office equipment is stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.

Internet Domains and Other Intangibles. Internet domains, or URLs, are stated at cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets of five to 15 years. The Internet domain assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the impairment tests performed, the Company recorded impairment charges totaling $6.7 million on its domain names, look.com and irs.com, during the year ended December 31, 2011. There was no impairment of Internet domains during the year ended December 31, 2010. There can be no assurance that future Internet domain impairment tests will not result in a charge to operations. During each of the years ended December 31, 2011 and 2010, amortization expense related to intangible assets was $1.3 million. Approximate future amortization expense for the next five years is $490,000 for 2012, $250,000 per year for 2013 through 2015 and $200,000 for 2016. Other intangibles consist primarily of customer relationships and other intangibles that are amortized over their estimated lives (generally five years).

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

At December 31, 2011 and 2010 and for the Years Then Ended

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

The Company had two equity incentive plans at December 31, 2011, the 2004 Equity Incentive Plan (“2004 Plan”), and the Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”), which replaced the 2004 Plan. The termination of the 2004 Plan did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan, but no shares will be available for grant under the 2004 Plan. As of January 1, 2011, there were 385,081 shares of our common stock available for issuance under the 2005 Plan, and at December 31, 2011, there were 890,706 shares of our common stock available for issuance under the 2005 Plan.

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

Net Loss Per Share. The Company computes net loss per share using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. In 2011 and 2010, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, and conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect.

Fair Value of Financial Instruments. Financial instruments, including cash, accounts receivable, accrued liabilities and accounts payable are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The fair value of notes payable is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowings. The fair value of notes payable was approximately $615,000 and $700,000 at December 31, 2011 and 2010, respectively.

Software Developed for Internal Use. The Company capitalizes costs of software, consulting services, hardware, interest and payroll-related costs incurred to purchase or develop internal-use software. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance. The Company capitalized $40,000 of software costs in 2011. The Company did not capitalize any software costs for the year ended December 31, 2010.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2011 and 2010 and for the Years Then Ended

(2) Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements. In June 2011, the FASB issued ASU 2011-05, Presentation on Comprehensive Income. ASU 2011-05 provides guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders’ equity.

There were various other accounting standards and interpretations recently issued, none of which is expected to have a material impact on the Company’s financial position, operations or cash flows.

(3) Merger and Acquisitions

On December 20, 2010 the Company completed the purchase of substantially all the assets of TPN Holdings LLC used in its web-based tax extension filing services business, including the e-commerce website, filelater.com, and a portfolio of approximately 80 additional tax extension related Internet domains. The purchase price consisted of $225,000 in cash, of which $175,000 was paid at the closing of the purchase and an additional $50,000 was paid on the six month anniversary of the closing. FileLater provides a secure online solution for individuals and businesses seeking to e-file an IRS income tax extension. This acquisition resulted in the recording of $240,000 of other intangible assets. These intangibles are being amortized over a period of five years on a straight line basis.

(4) Concentration of Risk

A substantial portion of the Company’s revenues have historically been generated by a limited number of advertising network partners. The Company is paid when search results generated by these partners are clicked on by one of the Company’s web properties. The expiration of one or more of these contracts has historically adversely impacted the operations of the Company. Our contractual relationship with InfoSpace, Inc. was consummated in the fourth quarter of 2007 and historically accounted for a substantial portion of the Company’s revenues. This agreement last renewed on December 31, 2011 and automatically renews for successive one year terms unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. During the years ended December 31, 2011 and 2010, revenues generated by this partner totaled $1,293,000 and $5,564,000, respectively. Accounts receivable at December 31, 2011 and 2010, respectively, included $33,000 and $144,000 due from this advertising network partner. The Company has taken proactive measures to both mitigate its reliance on revenue it derives from this relationship and develop new partnerships with alternative providers of online search and advertising. In addition, the change in the Company’s business model to diversify its strategy to include customer acquisition through offering financial products and services is expected to gradually reduce the Company’s reliance on advertising network partners.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2011 and 2010 and for the Years Then Ended

(5) Income Taxes

Income taxes consists of the following (in thousands):

	Years Ended December 31,
	2011	2010
Current:
Federal	$—	$—
State	—	—

Total current	—	—

Deferred:
Federal	978	(280)
State	173	(50)

Total deferred	1,151	(330)

Total income taxes	$1,151	$(330)

The reasons for the differences between the statutory Federal rate and the effective income tax rate are summarized as follows (in thousands):

	Years Ended December 31,
	2011	2010
Income taxes at statutory Federal income tax rate	$(2,894)	$(419)
Increase in rate resulting from:
State taxes, net of Federal income tax benefit	(510)	(64)
Stock compensation	21	41
Valuation Allowance	4,590	110
Other	(56)	2

Income taxes	$1,151	$(330)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2011 and 2010 and for the Years Then Ended

(5) Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

	At December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$1,503	$898
Domains	3,020	261
Stock compensation	304	282
Other	83	53

Total deferred tax assets	4,910	1,494
Valuation allowance	(4,833)	(243)

	77	1,251

Deferred tax liabilities:
Office equipment	(15)	(45)

Total deferred tax liabilities	(15)	(45)

Net deferred tax asset	$62	$1,206

A valuation allowance of $133,000 was established at the time of the acquisition of Banks.com, Inc. and relates to Florida tax net operating losses that management believes may not be utilized to offset future taxable income. With the proposed merger of the Company (see Note 17), the Company’s tax planning strategy to utilize certain other net operating losses was impaired. Accordingly, an increase in the deferred tax valuation of $4,590,000 was recorded to cover deferred tax assets previously recorded and to offset deferred tax assets generated in 2011.

At December 31, 2011, the Company had Federal net operating loss carryforwards of $3,354,000 which will expire beginning in 2023 through 2031. The Company also has Florida and California net operating loss carryforwards. The Florida net operating losses are approximately $2,485,000 and began to expire in 2010 for which the Company has recorded a full valuation allowance. The California net operating losses are approximately $3,830,000 and will expire in 2028 and 2031. The Federal and Florida net operating loss carryforwards are subject to an annual limitation of approximately $304,000 due to the ownership change of the Company.

The Company files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. Federal, state and local income tax examinations by taxing authorities for years before 2007.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2011 and 2010 and for the Years Then Ended

(6) Property and Equipment

Property and equipment consists of the following (in thousands):

	At December 31,
	2011	2010
Office furniture and equipment	$20	$131
Computer equipment	438	544
Computer software	1,759	1,723
Leasehold improvements	—	54

Total, at cost	2,217	2,452
Less accumulated depreciation and amortization	(2,155)	(2,175)

Property and equipment, net	$62	$277

The Company has capitalized certain costs associated with software developed for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $40,000 and $196,000 of unamortized internally developed software costs at December 31, 2011 and 2010, respectively. There were no interest costs capitalized during the year ended December 31, 2011 or 2010.

(7) Revolving Line of Credit

In March 2010, the Company established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year with interest at prime plus 2.50% to 3.25%. Under the terms of the loan agreement between the Company and SVB (the “Loan Agreement”), SVB could advance funds to the Company collateralized by certain receivables not to exceed $3,125,000. On March 5, 2010, SVB advanced approximately $1,850,000 to the Company, which was used to pay the outstanding balance on the Company’s Senior Subordinated Notes. An amendment to the Loan Agreement on November 24, 2010, among other things, decreased the facility amount to $1,250,000. On March 2, 2011, another amendment decreased the facility amount to $175,000, and extended the term of the Loan Agreement to April 1, 2011, when it ultimately terminated. As of December 31, 2011, the Company had no revolving line of credit.

(8) Notes Payable

Notes payable as of December 31, 2011 and 2010 consists of the following (in thousands):

	At December 31,
	2011	2010
Lease financing	$513	$600
Subordinated promissory note – stockholder	47	100
Convertible promissory note – stockholder	55	—

Total	615	700
Less current portion	(203)	(141)

Notes payable	$412	$559

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2011 and 2010 and for the Years Then Ended

(8) Notes Payable, Continued

Senior Subordinated Notes. In July 2006, the Company completed the sale of 13.50% Senior Subordinated Notes in the aggregate principal amount of $7.0 million (the “Notes”), together with 195,000 shares of common stock and warrants to purchase up to an aggregate of 477,000 shares of common stock at an exercise price of $1.60 (the “Warrants”). The Warrants expired in July 2011. On March 5, 2010, the Company paid off the outstanding balance of $1.9 million on the Notes with the proceeds of an advance through the credit facility described in Note 7 and cash on hand.

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

Commencing December 31, 2010 and ending May 31, 2011, the Company made monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note. On May 31, 2011, a principal payment of $25,000 was due and paid on the Note. During the period commencing June 1, 2011 and ending May 31, 2012, the Company must make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note shall be due and payable. The Note is unsecured and subordinated to all of the Company’s existing and future indebtedness to SVB.

Convertible Promissory Note – Stockholder. On December 28, 2011, the Company entered into a financing transaction (the “Transaction”) with the Company’s Chief Executive Officer, Daniel O’Donnell, and his wife, Kimberly O’Donnell (collectively, the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers in a private placement a convertible promissory note in the principal amount of $125,000 (the “Convertible Note”) and a warrant (the “Warrant”) to purchase an aggregate of 2,083,333 shares of the Company’s common stock. The offer and sale of the Convertible Note and the Warrant in the Transaction were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the offering was not a public offering. The aggregate gross proceeds to the Company from the Transaction were $125,000, excluding any proceeds from the exercise of the Warrant.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2011 and 2010 and for the Years Then Ended

(8) Notes Payable, Continued

Convertible Promissory Note – Stockholder, Continued. The Convertible Note bears interest commencing December 28, 2011 at the rate of 10.0% per annum. All outstanding principal of and accrued interest on the Convertible Note shall be due and payable on June 26, 2012. If the Convertible Note remains unpaid from and after the maturity date, the Convertible Note may be converted into shares of Common Stock at a conversion price of $0.04 per share, in whole or in part, at any time at the option of the holder(s) of the Convertible Note, subject to approval of the Company’s shareholders, if required. If, while any principal of or accrued interest on the Convertible Note is outstanding, the Company enters into any consolidation or merger whereby it is not the surviving or continuing corporation or upon the sale of all or substantially all of the assets of the Company, for consideration to the Company (or its shareholders) of less than $0.04 per share (the “Sales Price”), then, at the election of the holder(s) of the Convertible Note, the Company shall pay to such holders within 30 days of the consummation of any such transaction, an amount equal to $0.04 per share less the Sales Price multiplied by 3,125,000 shares (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like), provided that such payment shall not exceed $125,000. The foregoing payment is in addition to any outstanding principal or accrued interest owed to the holder(s) pursuant to the Convertible Note. The Company may elect to prepay all or any portion of the Convertible Note without penalty upon 30 days advance written notice to the holder(s) of the Convertible Note, provided that such holder(s) may convert the Convertible Note during such period. The Convertible Note contains various events of default, such as failing to timely make any payment under the Convertible Note when due, which may result in all outstanding obligations under the Convertible Note becoming immediately due and payable.

The scheduled maturities of all notes payable as of December 31, 2011 were approximately as follows (in thousands):

Year ending December 31:
2012	$204
2013	117
2014	136
2015	158

$615

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2011 and 2010 and for the Years Then Ended

(9) Net Income (Loss) Per Share

Basic net income (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. All outstanding stock options and warrants, and outstanding convertible preferred stock are not considered dilutive securities for the years ended December 31, 2011 and 2010 due to the net losses incurred by the Company and were therefore excluded from the earnings per share calculation. Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2011			2010
	Net Loss	Weighted- Average Shares	Per Share Amount	Net Loss	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net loss	$(9,662)	25,931,361	$(.37)	$(944)	26,093,681	$(.04)
Less: preferred stock dividends	(39)			(30)

Net loss available to common stockholders	(9,701)	25,931,361	(.37)	(974)	26,093,681	(.04)
Effect of dilutive securities:
Assumed conversion of preferred stock		—			—
Incremental shares from assumed conversion of options		—			—
Incremental shares from assumed conversion of warrants		—			—

Diluted:
Net loss available to common stockholders and assumed conversions	$(9,701)	25,931,361	$(.37)	$(974)	26,093,681	$(.04)

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2011 and 2010 and for the Years Then Ended

(10) Stock Compensation

A summary of the stock option activity in the Company’s equity incentive plans is as follows:

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,717,031	$.74	7.92 years	$107,000
Granted	420,000	.25
Forfeited	(396,875)	.40
Exercised	(73,125)	.13

Outstanding at December 31, 2010	1,667,031	$.73	5.74 years	$157,000
Granted	—	—
Forfeited	(655,625)	.88
Exercised	(38,906)	.14

Outstanding at December 31, 2011	972,500	$.65	5.88 years	$—

Exercisable at December 31, 2011	808,437	$.74	5.57 years	$—

The stock options exercised during the year ended December 31, 2011 had no intrinsic value and there was no tax benefit recognized for the incentive stock options exercised in 2011. The total intrinsic value of stock options exercised during the year ended December 31, 2010 was $20,000 and there was no tax benefit recognized for the incentive stock options exercised in 2010. At December 31, 2011, the Company had 164,063 unvested stock options outstanding and there was $79,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through January, 2014. The total fair value of stock options vested and recognized as compensation expense was $33,000 for the year ended December 31, 2011, compared to $115,000 for the same period in 2010. The associated income tax benefit recognized was $6,000 and $2,000 for the years ended December 31, 2011 and 2010, respectively.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2011 and 2010 and for the Years Then Ended

(10) Stock Compensation, Continued

There were no stock options granted in 2011. The fair value of each option granted for the year ended December 31, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2010
Risk-free interest rate	5.13%
Expected dividend yield	—
Expected volatility	167%
Expected life in years	6.25
Grant-date fair value of options issued during the year	$102,000

Per share value of options at grant date	$.24

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

On June 24, 2011, following the Company’s 2011 annual meeting of shareholders and the election of directors for the ensuing year, the Board of Directors approved an award of an aggregate of 150,000 shares of Company common stock which was granted to non-employee directors on June 27, 2011. This item has been recorded at fair value as stock compensation and additional paid-in capital. In 2011, the amount of expense recognized in connection with this transaction totaled $19,500. The associated income tax benefit recognized was $8,000. Pursuant to our 2005 Equity Compensation Plan, on the day following our annual meeting of shareholders each year, each active non-employee director is eligible to receive an annual grant of options to purchase 45,000 shares of our Common Stock. However, each non-employee director elected to waive such non-qualified stock option award in 2011.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2011 and 2010 and for the Years Then Ended

(11) Warrants

In connection with the sale of common stock, the Company issued a warrant to Barron Partners L.P. to purchase 6,250,000 shares of Company common stock at an exercise price of $1.20 per share, of which 5,221,966 were outstanding when the warrant expired September 29, 2010. The Company also issued a warrant to purchase 625,000 shares of Company common stock for services rendered by placement agents in connection with the sale of common stock, and subsequently issued additional warrants to these placement agents to purchase an aggregate of 141,797 shares of company common stock. There were 628,469 of these warrants outstanding when they expired on September 29, 2010 and October 6, 2010.

In 2006, the Company issued a warrant to purchase 477,000 shares of the Company common stock to certain Senior Subordinated Note holders. The warrant was exercisable at $1.60 per share but expired on July 20, 2011.

In connection with the issuance of the convertible promissory note described in Note 8, the Company issued a warrant to purchase 2,083,333 shares of Company common stock to The Daniel Michael O’Donnell and Kimberly Linn O’Donnell AB Living Trust, of which the Company’s Chief Executive Officer, Daniel O’Donnell, and his wife, Kimberly O’Donnell are trustees (see Note 14). The exercise price of the warrant is $0.06 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like). The warrant is exercisable on or after December 28, 2011 and expires on December 28, 2016. Using the Relative Value method, the fair value was determined to be $55,000. This item was accounted for as an original issue discount on the note payable.

The following table summarizes information about common stock warrants outstanding for the periods indicated:

	Warrants Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2009	6,327,435	$1.20
Granted	—	—
Exercised	—	—
Expired	(5,850,435)	1.17

Outstanding at December 31, 2010	477,000	$1.60
Granted	2,083,333	0.06
Exercised	—	—
Expired	(477,000)	1.60

Outstanding at December 31, 2011	2,083,333	$0.06

(12) Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. On January 6, 2009 and January 9, 2009, the Company amended the Articles of Incorporation of the Company to designate a series of preferred stock of the Company as Series C Preferred Stock, and authorized the issuance of 3,000,000 shares of Series C Preferred Stock. The Series C Preferred Shares are convertible, at any time at the option of the holders, into shares of the Company’s common stock on a 3:1 ratio, subject to adjustments for any stock dividends, splits, combinations and similar events. Each share of the Series C Preferred Stock will be entitled to receive a 10% annual cumulative dividend, compounded annually. These dividends will be payable only upon a liquidation or conversion to common. For any other dividends or distributions, the Series C Preferred Stock will participate with the common stock. On January 6, 2009, the Company’s Chief Executive Officer purchased 3,000,000 shares of Series C Preferred Stock, par value $.001 per share, for an aggregate purchase price of $300,000 or $0.10 per share. As of December 31, 2011, the Company had 3,000,000 shares of preferred stock issued and outstanding.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2011 and 2010 and for the Years Then Ended

(13) Employee Benefit Plans

On July 1, 2005, the Company established a 401(k) deferred contribution plan covering all employees who have attained age 21and meet certain eligibility requirements. As established, the Company could make discretionary contributions to the plan. Effective January 1, 2007, the Company makes safe-harbor contributions matching up to 4% of an employee’s salary. Company contributions totaled approximately $48,000 and $70,000 in 2011 and 2010, respectively.

On January 1, 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to serve as a benefit to employees. Each year, at the discretion of the Board of Directors, the Company may make a contribution to the ESOP in Company stock or in cash. In 2011 and 2010, no contributions were allocated to the plan.

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

Monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note were due and paid beginning December 31, 2010 and ending May 31, 2011. On May 31, 2011, a principal payment of $25,000 was due and paid on the Note. During the period commencing June 1, 2011 and ending May 31, 2012, the Company must make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note will be due and payable. The Note is unsecured and subordinated to any of the Company’s existing and future indebtedness to Silicon Valley Bank. The Note had a balance of $46,764 at December 31, 2011, which is classified in current liabilities.

On December 28, 2011, the Company entered into a financing transaction (the “Transaction”) with the Company’s Chief Executive Officer, Daniel O’Donnell, and his wife, Kimberly O’Donnell (collectively, the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers in a private placement a convertible promissory note in the principal amount of $125,000 (the “Convertible Note”) and a warrant (the “Warrant”) to purchase an aggregate of 2,083,333 shares of the Company’s common stock. The offer and sale of the Convertible Note and the Warrant in the Transaction were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the offering was not a public offering. The aggregate gross proceeds to the Company from the Transaction were $125,000, excluding any proceeds from the exercise of the Warrant.

The Convertible Note bears interest commencing December 28, 2011 at the rate of 10.0% per annum. All outstanding principal of and accrued interest on the Convertible Note shall be due and payable on June 26, 2012. If the Convertible Note remains unpaid from and after the maturity date, the Convertible Note may be converted into shares of Common Stock at a conversion price of $0.04 per share, in whole or in part, at any time at the option of the holder(s) of the Convertible Note, subject to approval of the Company’s shareholders, if required. If, while any principal of or accrued interest on the Convertible Note is outstanding, the Company enters into any consolidation or merger whereby it is not the surviving or continuing corporation or upon the sale of all or substantially all of the assets of the Company, for consideration to the Company (or its shareholders) of less than $0.04 per share (the “Sales Price”), then, at the election of the holder(s) of the Convertible Note, the Company shall pay to such holders within 30 days of the consummation of any such transaction, an amount equal to $0.04 per share less the Sales Price multiplied by 3,125,000 shares (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like), provided that such payment shall not exceed $125,000. The foregoing payment is in addition to any outstanding principal or accrued interest owed to the holder(s) pursuant to the Convertible Note. The Company may elect to prepay all or any portion of the Convertible Note without penalty upon 30 days advance written notice to the holder(s) of the Convertible Note, provided that such holder(s) may convert the Convertible Note during such period. The Convertible Note contains various events of default, such as failing to timely make any payment under the Convertible Note when due, which may result in all outstanding obligations under the Convertible Note becoming immediately due and payable.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2011 and 2010 and for the Years Then Ended

(15) Commitments and Contingencies

The Company is subject to routine litigation arising in the normal course of business from time to time. Beginning in November 2009, the Company was involved in legal proceedings which were settled in 2010, and resulted in a gain on legal settlement of $224,000 when 622,673 shares of Company common stock were transferred to the Company pursuant to a suit settlement agreement.

Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe the results of such litigation would have a material adverse effect on the Company’s business, financial condition or results of operations. However, should such litigation arise, defending such proceedings could be costly and may result in the diversion of management’s attention.

(16) Sale of Domain Name

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

(17) Subsequent Events

Pending Merger Transaction. On February 26, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Remark Media, Inc. (“Remark”) where the Company will become a wholly owned subsidiary of Remark (the “Merger”). Pursuant to the terms of the Merger Agreement, all outstanding shares of the Company’s common stock and a warrant to purchase 2,083,333 shares of the Company’s common stock will be automatically converted into the right to receive shares of Remark’s common stock. In addition, a convertible promissory note (held by Kimberly & Daniel O’Donnell) will be cancelled, exchanged for and converted into a new promissory note that is not convertible. Finally, the Company’s Series C Preferred Stock and the accrued and unpaid dividends thereon will be automatically converted into the right to receive shares of Remark common stock and cash in the aggregate amount of $300,000. The maximum aggregate number of shares of Remark common stock issuable as a result of the Merger shall be 702,784, subject to adjustment based on the Company’s net working capital as of the closing of the Merger. Each share of the Remark common stock outstanding immediately prior to the effective time will remain outstanding and will not be affected by the Merger.

The consummation of the Merger is subject to certain conditions, including: the approval of the Merger Agreement by the Company’s shareholders; the Company’s net working capital (as of the last calendar day of the month end preceding the closing or, if closing occurs on the last calendar day of the month, on the closing date and estimated 3 business days prior to the closing of the Merger), shall not be less than negative $570,000; if any of the Company’s shareholders indicate that they will assert appraisal rights, such shareholders own less than 5% of all of the Company’s issued and outstanding common stock; Remark’s receipt, through the closing of equity financing, of at least $2.0 million of net cash proceeds; Remark’s filing of an application for the shares of Remark common stock (issued as merger consideration to the Company’s shareholders) to be listed on the NASDAQ Capital Market; the absence of any injunction or order of any court, arbitrator, mediator, tribunal, administrative agency, or other governmental authority that prohibits, restrains, or makes illegal the completion of the Merger; the receipt of all regulatory consents required to complete the Merger and the expiration of all waiting periods required by law; and the effectiveness of Remark’s registration statement on Form S-4 registering the shares of Remark common stock to be issued to the Company’s shareholders in the Merger.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2011 and 2010 and for the Years Then Ended

(17) Subsequent Events, Continued

Pending Merger Transaction, Continued. The Merger Agreement contains customary representations and warranties for a transaction of this type. The Merger Agreement also contains customary covenants, including covenants providing for each of the parties to use reasonable best efforts to cause the transactions to be consummated. The Merger Agreement also contains covenants requiring the Company to call and hold a shareholder meeting and recommend adoption of the Merger Agreement, subject to applicable fiduciary duties. The Merger Agreement also requires the Company to, among other things, conduct its business in all material respects in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger. The Company is subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to and engage in discussions with third parties regarding alternative acquisition proposals, subject to a “fiduciary duty” exception in certain circumstances.

Should the Merger Agreement be terminated, neither party will be required to pay the other party a termination fee or reimburse the other party for its expenses.

In connection with the Merger Agreement, holders of a majority of the voting rights of the Company’s capital stock, including the common stock and Series C Preferred Stock, voting together as a single class, have entered into Stockholders’ Support Agreements pursuant to which they agree to vote their shares of the Company in favor of the Merger at the special meeting of the Company’s shareholders. Also in connection with the Merger Agreement and as a condition to the closing of the Merger, Daniel O’Donnell will enter into an employment agreement with Remark.

NYSE Amex Delisting. The Company received notice from NYSE Amex LLC by letter dated June 20, 2011, indicating that the Company was not in compliance with Section 1003(f)(v) of the Exchange’s Company Guide in that the Company’s securities had been selling at a low price per share for a substantial period of time. The Company’s continued listing was predicated on it effecting a reverse stock split of its common stock within a reasonable amount of time, which Exchange had determined to be no later than November 18, 2011. This deadline for compliance reflected a truncation under Section 1009(h) of the Company Guide, which provides that Staff may truncate the continued listing evaluation and follow-up procedures if a company, within 12 months of the end of a plan period, is again determined to be below continued listing standards.

Then on November 22, 2011, the Company received notice from the Exchange indicating that the Company no longer complied with the Exchange’s continued listing standards due to the low selling price of its common stock, as set forth in Section 1003(f)(v) of the Company Guide and that its securities were, therefore, subject to being delisted from the Exchange.

The Company requested an appeal hearing before a Listing Qualifications Panel (the “Panel”) and the hearing was held on January 19, 2012. On January 23, 2012, the Company was notified by the Exchange that the Panel had affirmed the Exchange’s determination to delist the common stock of the Company, and that trading in its common stock would be suspended on NYSE Amex, with formal delisting to follow. The Company was entitled to request that the full Committee on Securities review the decision of the Panel, although a request for review does not operate as a stay of the Panel’s decision. The Company decided not to request a review of the Panel’s decision.

The Company transitioned trading in its common stock to the OTCQB Marketplace, where its common stock began trading under the “BNNX” symbol on the computerized OTCQB system on January 30, 2012. Operated by OTC Markets Group Inc., the OTCQB is a market tier for OTC traded companies that are registered and reporting with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit No.	Filing Date	Filed Herewith

2.1	Purchase Agreement by and among Banks.com, Inc., InterSearch Corporate Services, Inc., MyStockFund Securities, Inc., and Online Investments, Inc. effective as of November 29, 2007	Quarterly Report on Form 10-Q	001- 33074	2.1	5/15/2008

2.2 ♦	Asset Purchase Agreement by and between Robert Fox and Lina Watson and Internet Revenue Services, Inc. dated September 15, 2006	Quarterly Report on Form 10-Q	001-33074	10.1	11/14/2008

2.3(1)	Agreement and Plan of Merger, dated as of February 26, 2012, by and among Banks.com, Inc., Remark Media, Inc., and Remark Florida, Inc.	Current Report on Form 8-K	001-33074	2.1	02/28/2012

3.1	Amended and Restated Articles of Incorporation, as amended	Amendment No.1 to Annual Report on Form 10-K/A	001-33074	3.1	4/01/2009

3.2	Amended and Restated Bylaws	Registration Statement on Form SB-2, as amended	333-129937	3.2	11/23/2005

4.1	Form of Common Stock Certificate	Annual Report on Form 10KSB	001-33074	4.1	3/31/2008

4.2	Form of Common Stock Purchase Warrant	Registration Statement on Form SB-2, as amended	333-129937	4.3	11/23/2005

4.3	Registration Rights Agreement by and among Banks.com, Inc. and Barron Partners, L.P. dated September 26, 2005	Registration Statement on Form SB-2, as amended	333-129937	4.4	11/23/2005

4.4	Form of Common Stock Purchase Warrant issued to GunnAllen Financial, Inc. and Pacific Summit Securities	Registration Statement on Form SB-2, as amended	333-129937	4.6	1/26/2006

4.5	Investment Agreement between Banks.com, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.1	7/27/2006

4.6	First Amendment to Investment Agreement dated September 30, 2006	Annual Report on Form 10KSB	001-33074	4.6	3/30/2007

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit No.	Filing Date	Filed Herewith

4.7	Waiver, dated November 21, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P.	Amendment No.1 to Annual Report on Form 10-K/A	001-33074	4.7	4/01/2009

4.8	First Amendment to Investment Agreement, dated January 6, 2009 and effective as of December 31, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P.	Amendment No.1 to Current Report on Form 8-K/A	001-33074	10.1	4/27/2009

4.9	Extensions, dated May 11, 2009 and March 31, 2009, of Waiver dated November 21, 2008, by and among Banks.com, Inc., Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P., as amended	Quarterly Report on Form 10-Q	001-33074	4.3	5/14/2009

4.10	Promissory Notes issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.2	7/27/2006

4.11	Form of Common Stock Purchase Warrant issued to issued to each of and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.3	7/27/2006

4.12	Registration Rights Agreement by and among Banks.com, Inc. and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership and Harbert Mezzanine Partners II SBIC, L.P. dated July 21, 2006	Current Report on Form 8-K	000-51776	10.4	7/27/2006

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.1**	Banks.com, Inc. 2004 Equity Incentive Plan and form of agreements thereunder	Registration Statement on Form SB-2, as amended	333-129937	10.2	11/23/2005

10.2**	Amended and Restated Banks.com, Inc. 2005 Equity Incentive Plan and form of agreements thereunder, as amended	Current Report on Form 8-K	000-51776	10.1	11/30/2007

10.3**	Form of agreements for the Amended and Restated Banks.com, Inc. 2005 Equity Incentive Plan	Annual Report on Form 10KSB	001-33074	10.3	3/30/2007

10.4	Office Lease dated September 21, 2005 by and between HCV Pacific Investors V and Banks.com, Inc., as amended	Registration Statement on Form SB-2, as amended	333-129937	10.5	11/23/2005

10.5	Form of Non-compete Agreement issued to certain employees of Walnut Ventures	Registration Statement on Form SB-2, as amended	333-129937	10.11	11/23/2005

10.6**	Employment Agreement by and between Banks.com, Inc. and Daniel M. O’Donnell dated February 22, 2007	Quarterly Report on Form 10QSB	001-33074	10.1	5/14/2007

10.7**	Employment Agreement by and between Banks.com, Inc. and Gary W. Bogatay dated February 22, 2007	Quarterly Report on Form 10QSB	001-33074	10.2	5/14/2007

10.8**	Employment Agreement by and between Banks.com, Inc. and Andrew Keery dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.7	1/11/2006

10.9**	Employment Agreement by and between Banks.com, Inc. and Steven Ernst dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.8	1/11/2006

10.10**	Employment Agreement by and between Banks.com, Inc. and Robert Hoult dated December 10, 2004	Registration Statement on Form SB-2, as amended	333-129937	10.10	1/11/2006

10.11**	Employment Agreement by and between Banks.com, Inc. and Kimberly O’Donnell dated October 27, 2004	Quarterly Report on Form 10QSB	001-33074	10.3	5/14/2007

10.12**	Separation Agreement by and between Banks.com, Inc. and Andrew Keery dated October 24, 2007	Annual Report on Form 10KSB	001-33074	10.13	3/31/2008

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.13	Form of Subscription Agreement, dated January 6, 2009, between Banks.com, Inc. and Daniel O’Donnell and certain of his affiliates	Current Report on Form 8-K	001-33074	10.2	1/12/2009

10.14	Sublease Agreement, dated January 13, 2009, between Banks.com, Inc. and MuseGlobal, Inc.	Current Report on Form 8-K	001-33074	10.1	2/06/2009

10.15	Waiver, Consent and Voting Agreement, dated January 5, 2009, between Barron Partners LP and Banks.com, Inc.	Quarterly Report on Form 10-Q	001-33074	10.1	8/14/2009

10.16	Loan and Security Agreement, dated March 3, 2010, by and among Banks.com, Inc., InterSearch Corporate Services, Inc., Dotted Ventures, Inc., and Silicon Valley Bank	Annual Report on Form 10-K	001-33074	10.25	3/31/2010

10.17	Settlement Agreement, dated August 23, 2010 and effective as of August 18, 2010, by and among Banks.com, Inc., Daniel O’Donnell, Frank McPartland, Lawrence Gibson, Charles Dargan II, Steven Ernst, Robert Hoult, and Moxiesearch.com	Quarterly Report on Form 10-Q	001-33074	10.1	11/15/2010

10.18	Escrow Agreement, dated August 23, 2010 and effective as of August 18, 2010, by and among, Banks.com, Inc., Robert Hoult, and Deutsche Bank National Trust Company	Quarterly Report on Form 10-Q	001-33074	10.2	11/15/2010

10.19	Settlement Agreement, dated August 25, 2010 and effective as of August 24, 2010, by and among Banks.com, Inc., Andrew Keery, Dale Giessman, and ProStreamMedia.com	Quarterly Report on Form 10-Q	001-33074	10.3	11/15/2010

10.20	Agreement for assignment of Domain Name, dated effective December 7, 2010, between the Company and Domain Capital, LLC	Current Report on Form 8-K	001-33074	10.1	12/13/2010

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.21	Lease Agreement for Domain Name, dated effective December 7, 2010, between the Company and Domain Capital, LLC	Current Report on Form 8-K	001-33074	10.2	12/13/2010

10.22	Exclusive Option to Purchase Domain Name, dated effective December 7, 2010, between the Company and Domain Capital, LLC	Current Report on Form 8-K	001-33074	10.3	12/13/2010

10.23	Asset Purchase Agreement, dated December 20, 2010, among the Company, TPN Holdings LLC, and the members of TPN Holdings	Current Report on Form 8-K	001-33074	10.1	12/23/2010

10.24	Form of Noncompetition and Nonsolicitation Agreement, dated December 20, 2010, between the Company and each of Ryan Thompson, Mark Faggiano and Sebastian Ailioaie	Current Report on Form 8-K	001-33074	10.2	12/23/2010

10.25	Promissory Note of the Company, effective as of December 21, 2010, issued in favor of Daniel M. O’Donnell and Kimberly O’Donnell	Current Report on Form 8-K	001-33074	10.3	12/23/2010

10.26	Consent and First Amendment to Loan and Security Agreement, dated November 24, 2010, by and among Silicon Valley Bank and Banks.com, Inc., InterSearch Corporate Services, Inc., and Dotted Ventures, Inc.	Annual Report on Form 10-K	001-33074	10.26	03/31/2011

10.27	Second Amendment to Loan and Security Agreement, dated March 2, 2011, by and among Silicon Valley Bank and Banks.com, Inc., InterSearch Corporate Services, Inc., and Dotted Ventures, Inc.	Annual Report on Form 10-K	001-33074	10.27	03/31/2011

10.28	Domain Name Transfer Agreement, dated October 18, 2011, between Banks.com, Inc. and Quidsi, Inc.	Quarterly Report on Form 10-Q	001-33074	10.1	11/14/2011

10.29	Convertible Promissory Note, dated December 28, 2011, in the original principal amount of $125,000 payable by the Company to Kimberly O’Donnell and Daniel O’Donnell	Current Report on Form 8-K	001-33074	10.1	01/04/2012

10.30	Common Stock Purchase Warrant, dated December 28, 2011, issued by the Company to The Daniel Michael O’Donnell and Kimberly Linn O’Donnell AB Living Trust	Current Report on Form 8-K	001-33074	10.2	01/04/2012

21.1	List of Subsidiaries					X

23.1	Consent of Independent Auditors					X

24.1	Power of Attorney (included on signature page)					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit No.	Filing Date	Filed Herewith

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase					X

(1)	Schedules to the Agreement and Plan of Merger, dated as of February, 2012, by and among by and among Banks.com, Inc., Remark Media, Inc., and Remark Florida, Inc. have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish on a supplemental basis a copy of any omitted schedules to the Securities and Exchange Commission upon request.
♦	Confidential treatment for this exhibit expired on September 21, 2008, therefore, this exhibit was re-filed in its entirety. (The exhibit was originally filed on September 21, 2006).
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
**	Indicates management compensatory plan, contract or arrangement.