Form 10-K/A
period 2011-12-31
Banks.com, Inc.
filed 2012-04-03
CIK 1341470

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

EXPLANATORY NOTE

Banks.com, Inc. (the “Company”) is filing this Amendment No. 1on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012 (the “Original Filing”), solely to furnish revised Exhibits 101 which contained certain grammatical errors when originally filed.

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

Dated: April 2, 2012

BANKS.COM, INC.

By:	/s/ DANIEL M. O’DONNELL
Daniel M. O’Donnell, President and Chief Executive Officer and Duly Authorized Representative