Form 10-K/A
period 2011-12-31
Banks.com, Inc.
filed 2012-04-30
CIK 1341470

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Banks.com, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Second Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012 (the “Original Filing”), to present the information required by Part III of Form 10-K as the Company will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2011.

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

Except for the items described in the first paragraph above, and the revised certifications, this Second Amendment does not modify or update any other items or disclosures contained in the Original Filing, or the Company’s previously filed Amendment No. 1 to the Original Filing, and does not reflect events occurring after the date of the Original Filing.

PART III

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

The following provides information regarding members of our Board, including their age as of March 30, 2012, the year in which they first became directors, their principal occupation or employment during the past five years and any family relationships with any of our other directors or executive officers:

Name	Age	Principal Occupation	Director Since
Daniel M. O’Donnell	54	Chairman of the Board, President and Chief Executive Officer of Banks.com, Inc.	2004
Frank J. McPartland	69	Senior Vice President of JHS Capital Advisors, Inc.	1994
Lawrence J. Gibson	59	President of Gibson Consulting	2005
Charles K. Dargan II	57	Founder and Principal of CFO 911	2006
Steven L. Ernst	44	Chief Technology Officer of Banks.com, Inc.	2009

Daniel M. O’Donnell has served as our President and Chief Executive Officer and as a director since 2004. Mr. O’Donnell has served as Chairman of our Board since May 2006. From 2002 to 2004, Mr. O’Donnell served as the President and Chief Executive Officer of Corporate Consulting Services, Inc. (now InterSearch Corporate Services, Inc., one of our wholly-owned subsidiaries), a financial services consulting company. From 2003 to 2004, Mr. O’Donnell also served as the President and Chief Executive Officer of Walnut Ventures, Inc., a provider of internet search services and formerly a wholly-owned subsidiary of Banks.com, Inc. (now merged with Banks.com, Inc.). From December 1992 until January 2002, Mr. O’Donnell served as the President of Global Financial Services, Inc., a financial services consulting company. Mr. O’Donnell attended Manhattan College in Riverdale, New York. Mr. O’Donnell is the spouse of Kimberly O’Donnell, our Vice President of Human Resources and President of our wholly-owned subsidiary, InterSearch Corporate Services, Inc.

We believe that Mr. O’Donnell’s experience and skills make him a qualified and valuable member of our Board. Specifically, Mr. O’Donnell’s entrepreneurial expertise is extremely valuable in driving the direction of the business. He also has previous experience in founding and selling business enterprises. As the Company’s Chief Executive Officer and largest shareholder, Mr. O’Donnell has a meaningful personal stake in the success of the business.

Frank J. McPartland has served as Vice Chairman of our Board since May 2006, prior to which he had served as our Chairman of the Board since 1994. Since February 2003, Mr. McPartland has served as Chief Executive Officer and Chairman of the Board of G.P. Strategic Ventures, Inc., a strategic consulting company. From February 2005 to April 2008, Mr. McPartland also served as the Chief Executive Officer of Legent Clearing, a leading independent provider of correspondent clearing services, where he was also a director through February 2008.

We believe that Mr. McPartland’s experience and skills make him a qualified and valuable member of our Board. Specifically, he has extensive experience in the financial services industry and has been instrumental in facilitating the Company’s capital raises. He has also served on a number of public and non-publicly traded companies’ boards of directors beginning in 1974.

Lawrence J. Gibson became a member of our Board in November 2005. Since June 1999, Mr. Gibson has served as the President and sole proprietor of Gibson Consulting, a human resources consulting firm. From April 1992 to June 1999, Mr. Gibson was Senior Vice President, Human Resources, Quality Management and Information Technology of Harvard Pilgrim Health Care, a full-service health benefits company. From October 1986 to April 1992, Mr. Gibson served in various capacities for a telecommunications company, Motorola/Information Systems Group, including Vice President, Human Resources. Mr. Gibson is also a past director of Quipp Inc. which merged into Illinois Tool Works in 2008. Mr. Gibson received his B.A. degree in Social Work from Rhode Island College and received his M.B.A. degree from Providence College.

We believe that Mr. Gibson’s experience and skills make him a qualified and valuable member of our Board. Specifically, he has extensive experience in human resources and compensation programs, in addition to previous public company board and corporate governance experience.

Charles K. Dargan, II became a member of our Board in May 2006. Since January 2003, Mr. Dargan has served as founder and principal of CFO 911, a provider of operational and managerial expertise, specifically in accounting and finance, to middle market companies. From March 2000 to January 2003, Mr. Dargan was the Chief Financial Officer of Semotus Solutions, Inc., an American Stock Exchange-listed wireless mobility software company. Mr. Dargan also serves as a director of 411 Web Directory, Inc. and Anchor Audio, Inc. Mr. Dargan received his B.A. degree in Government from Dartmouth College, and his M.B.A. degree and M.S.B.A. degree in Finance from the University of Southern California.

We believe that Mr. Dargan’s experience and skills make him a qualified and valuable member of our Board. Specifically, he has extensive experience as a Chief Financial Officer, and currently serves on the boards of other internet companies that are not publicly traded. Mr. Dargan has also served as the Chief Financial Officer and Chief Operation Officer of both public and private companies.

Steven L. Ernst has served as an executive officer of the Company since 2004. From 2004 to 2008, he served as our Executive Vice President of Enterprise Architecture, and since 2008, he has served as our Chief Technology Officer. In addition, Mr. Ernst became a member of our Board in April 2009. From October 2002 to March 2003, Mr. Ernst served as a Senior Consultant for Advisor Software, a leading provider of wealth management solutions for the advice market. Mr. Ernst served as Chief Technology Officer for MiFund, Inc., an international financial services company, from March 2001 to October 2002. From January 2000 to March 2001, Mr. Ernst served as Chief Technology Officer for iCard Systems, Inc., an innovator in the development of network-branded prepaid cards. From June 1996 to January 2000, Mr. Ernst served as a Senior Consultant for iGate Capital, a strategic consulting company providing IT Services and Process Outsourcing. Mr. Ernst received his B.S. degree in Computer Science from the University of Nebraska.

We believe that Mr. Ernst’s experience and skills make him a qualified and valuable member of our Board. Specifically, he has over 15 years of high level technology experience and has held Chief Technology Officer positions in other technology companies. Mr. Ernst has a strong technical and business aptitude and a history of setting and achieving high level corporate goals and objectives. He also currently sits on a board of regents at a local university. As the Company’s Chief Technology Officer and third largest shareholder, Mr. Ernst has a meaningful personal stake in and ability to help drive the Company’s success.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers as of March 30, 2012:

Name	Age	Position	Since
Daniel M. O’Donnell	54	President, Chief Executive Officer and Chairman of the Board	2004
Steven L. Ernst	44	Chief Technology Officer / Executive Vice President of Enterprise Architecture	2004

Daniel M. O’Donnell has served as our President and Chief Executive Officer and as a director since 2004. Mr. O’Donnell has served as Chairman of our Board since May 2006. From 2002 to 2004, Mr. O’Donnell served as the President and Chief Executive Officer of Corporate Consulting Services, Inc. (now InterSearch Corporate Services, Inc., one of our wholly-owned subsidiaries), a financial services consulting company. From 2003 to 2004, Mr. O’Donnell also served as the President and Chief Executive

Officer of Walnut Ventures, Inc., a provider of internet search services and formerly a wholly-owned subsidiary of Banks.com, Inc. (now merged with Banks.com, Inc.). From December 1992 until January 2002, Mr. O’Donnell served as the President of Global Financial Services, Inc., a financial services consulting company. Mr. O’Donnell attended Manhattan College in Riverdale, New York. Mr. O’Donnell is the spouse of Kimberly O’Donnell, our Vice President of Human Resources and President of our wholly-owned subsidiary, InterSearch Corporate Services, Inc.

Steven L. Ernst has served as an executive officer of the Company since 2004. From 2004 to 2008, he served as our Executive Vice President of Enterprise Architecture, and since 2008, he has served as our Chief Technology Officer. In addition, Mr. Ernst became a member of our Board in April 2009. From October 2002 to March 2003, Mr. Ernst served as a Senior Consultant for Advisor Software, a leading provider of wealth management solutions for the advice market. Mr. Ernst served as Chief Technology Officer for MiFund, Inc., an international financial services company, from March 2001 to October 2002. From January 2000 to March 2001, Mr. Ernst served as Chief Technology Officer for iCard Systems, Inc., an innovator in the development of network-branded prepaid cards. From June 1996 to January 2000, Mr. Ernst served as a Senior Consultant for iGate Capital, a strategic consulting company providing IT Services and Process Outsourcing. Mr. Ernst received his B.S. degree in Computer Science from the University of Nebraska.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities (together, “Reporting Persons”), to report their initial ownership and any subsequent changes in their ownership to the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely on our review of such reports and written representations from certain Reporting Persons that no other reports were required, we believe that all Reporting Persons timely complied with all applicable Section 16(a) filing requirements, except as noted below.

Form 4

Daniel M. O’Donnell, an executive officer, did not timely file a Form 4 relating to the purchase of 220 shares of Common Stock on April 30, 2008. Mr. O’Donnell subsequently filed a Form 4 reporting the transaction on November 21, 2011. In addition, Mr. O’Donnell and his wife, Kimberly L. O’Donnell, Vice President of Human Resources, did not timely file a Form 4 relating to the issuance of a convertible promissory note representing 3,281,250 shares of Common Stock and a Common Stock purchase warrant for 2,083,333 shares of Common Stock on December 28, 2011. Mr. and Mrs. O’Donnell subsequently filed a Form 4 reporting these transactions on February 14, 2012.

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

Audit Committee

The Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently consists of Charles K. Dargan II, Lawrence J. Gibson, and Frank J. McPartland. Each of these Audit Committee members is an independent director as defined by applicable NYSE Amex listing standards, including those NYSE Amex listing standards specifically applicable to audit committees. Our Board has determined that Mr. Dargan, the Chair of the Audit Committee, is also an “audit committee financial expert,” as defined by applicable SEC rules.

The Audit Committee operates pursuant to a written charter, which is available on the Investor Relations page of our website located at www.banks.com. In accordance with its charter, the Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. An additional function of the Audit Committee includes assisting our Board with the oversight and monitoring of: (i) the quality and integrity of our financial statements and related disclosure; (ii) our compliance with legal and regulatory requirements; (iii) our system of internal controls; and (iv) the auditing, accounting and financial reporting process in general. The Audit Committee is empowered to retain outside legal counsel and other experts at our expense where reasonably required to assist and advise the Audit Committee in carrying out its duties and responsibilities.

Item 11.	Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth compensation information for each of our named executive officers during the years ended December 31, 2011 and 2010, including: (i) the dollar value of base salary and bonus earned during each year; (ii) for awards of stock and awards of options, the aggregate grant date fair value computed in accordance with FASB ASC Topic 718; (iii) the dollar value of earnings for services pursuant to awards granted during each year under non-equity incentive plans; (iv) the non-qualified deferred compensation earnings during each year; (v) all other compensation for each year; and, finally, (vi) the dollar value of total compensation for each year.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(1) (i)	Total ($) (j)
Daniel M. O’Donnell	2011	$225,000	—	—	—	—	—	$9,000	$234,000
President and Chief Executive Officer	2010	$225,000	—	—	—	—	—	$9,000	$234,000
Steven L. Ernst	2011	$200,000	—	—	—	—	—	$8,000	$208,000
Chief Technology Officer	2010	$200,000	—	—	—	—	—	$8,000	$208,000

(1)	Each named executive officer was eligible to receive up to $9,800 of 401k match in 2010 and 2011.

Employment Agreements

Daniel M. O’Donnell. On February 22, 2007, we entered into a new employment agreement with Mr. O’Donnell (the “O’Donnell Agreement”). Under the terms of the O’Donnell Agreement, Mr. O’Donnell is entitled to a base salary of at least $275,000, retroactive to January 1, 2007. However, in 2008, Mr. O’Donnell voluntarily agreed to temporarily reduce his base salary below the minimum guaranteed under his employment agreement. Mr. O’Donnell’s salary was reduced by approximately 22% while the salaries of other management personnel were reduced by approximately 11% in 2008. He is also entitled to participate in and receive payments from all other bonus and other incentive compensation plans on the same basis as the other executive officers of the Company. The O’Donnell Agreement provides that, if Mr. O’Donnell’s employment is terminated without cause, by death or by disability (at our discretion) he, or his estate, will be entitled to receive as severance benefits, the cash equivalent of one year’s total cash compensation, less applicable withholdings, continuation of benefits for approximately twelve months following termination, and accelerated vesting of all unvested stock options and any other equity awards. In the event of termination for cause, Mr. O’Donnell will receive the cash equivalent of two week’s annual base salary.

Steven L. Ernst. On December 10, 2004, we entered into an employment agreement with Mr. Ernst, our Chief Technology Officer. This agreement had an initial term of one year, and automatically renews for successive one-year terms unless terminated earlier by either party or until either party provides the other with notice of nonrenewal at least 30 days prior to the expiration of any term. Under the terms of the agreement, Mr. Ernst is entitled to a base salary of at least $165,000. He is also entitled to participate in and receive payments from all other bonus and other incentive compensation plans on the same basis as our other executive officers. The agreement provides that, if Mr. Ernst’s employment had been terminated due to death or disability prior to the end of his first year of employment, he would have been entitled to an amount equal to four weeks of his base salary. In the event that we terminate Mr. Ernst’s employment for cause, he will be entitled to an amount equal to two weeks of his base salary. If we terminate Mr. Ernst’s employment for any other reason (other than due to death or disability or for cause), he will be entitled to receive as severance benefits, for a period of one year from the date of his termination, his base salary as well as any benefits for which he is eligible and which he is receiving on the date of his termination, including any pension, life insurance, health insurance and other employee benefit plans. If Mr. Ernst had chosen to terminate his employment prior to the end of his first year of employment, all payments to him pursuant to the agreement would have ceased and terminated immediately.

Equity Compensation Awards

No equity compensation awards were granted to our named executive officers during 2010 or 2011.

Bonus Awards

We have a structured employee bonus program. Amounts awarded under the bonus program are a function of our financial and overall business performance as well as the employee’s contribution to that performance.

Under our structured employee bonus program, if the financial and overall business performance and the named executive officer’s contributions to such performance exceed the communicated objective, the resulting award may vary from the target incentive percentage. Under the bonus program, a named executive officer is eligible to receive amounts in excess of the communicated target incentive percentage. At the discretion of the Board, however, a named executive officer may not receive any actual payout even if the financial and overall business performance objectives are met. Furthermore, at the discretion of the Board, a named executive officer may receive an actual payout even if the financial and overall business performance objectives are not met. All bonuses under our employee bonus program were suspended for 2008 due to losses sustained by the Company. This suspension has continued through 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

There were no outstanding stock option awards held by our named executive officers at December 31, 2011.

Termination and Change in Control Provisions

For a description of the material terms of the employment agreements with our named executive officers, including information regarding termination/severance payments, see the narrative disclosure following the Summary Compensation Table entitled “Employment Agreements.”

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors during the year ended December 31, 2011:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($)(1) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Frank J. McPartland	$24,500	$6,500	—	—	—	—	$31,000
Lawrence J. Gibson	$28,500	$6,500	—	—	—	—	$35,000
Charles K. Dargan II	$28,500	$6,500	—	—	—	—	$35,000

(1)	Reflects the aggregate grant date fair value recorded as stock compensation and additional paid in capital computed in accordance with FASB ASC Topic 718. Each non-employee director received a stock grant for 50,000 shares of the Company’s Common Stock on June 27, 2011 at $.13 per share. As of December 31, 2011, each non-employee director held 325,000 shares of our Common Stock which were granted pursuant to stock awards as compensation for serving as a director.

Cash Compensation

During fiscal 2011, we paid an annual retainer of $12,500, along with a fee for serving as a committee chair of $8,000 or $4,000 for serving on one or more committees of the Board, plus a meeting fee of $500 to $1000 for each meeting attended in person or by telephone and reimbursement of reasonable expenses incurred in attending Board meetings. No director who is an employee received separate compensation for services rendered as a director.

Equity Compensation

Our non-employee directors are eligible to participate in our 2005 Equity Incentive Plan. Our 2005 Equity Incentive Plan provides for an automatic grant to each non-employee director upon appointment as a member of our Board, of a non-qualified stock option to purchase 60,000 shares of our Common Stock, of which fifty percent is immediately vested and fifty percent shall vest on the first anniversary of the grant date. Our 2005 Equity Incentive Plan also provides that on the day following our annual meeting of shareholders each year, each active non-employee director shall receive an annual grant of a non-qualified option to purchase 45,000 shares of our Common Stock, which will vest in 12 equal monthly installments beginning 30 days after the grant date (the “Annual Award”). Options granted to our non-employee directors will have an exercise price equal to the fair market value of a share of our Common Stock on the date of grant. In 2009, 2010 and 2011, each of our non-employee directors waived their Annual Award in exchange for an award of 50,000 shares of Common Stock under our 2005 Equity Incentive Plan, as further described below.

Our director compensation program is designed to enable us to attract and retain qualified directors by ensuring that director compensation is in line with our peer companies and to address the time, effort, expertise, and accountability required of active board membership. In 2009, options granted to our non-employee directors were substantially “underwater” (meaning the exercise prices of the options were substantially greater than our then current stock price). In addition, in late 2008, the board reduced the cash compensation for our non-employee directors. The Board and the Compensation Committee believed that the combination of these underwater options and the modified cash compensation no longer provided the compensation and retention objectives that they were intended to provide. Accordingly, on February 4, 2009, the Board approved a stock option exchange program for non-employee directors whereby such directors could exchange Company options previously granted to them for shares of Company Common Stock. On March 12, 2009, all non-employee directors exchanged an aggregate of 480,000 options for an aggregate of 525,000 shares of Company Common Stock. In each of 2009, 2010 and 2011, our board maintained the reduced cash compensation levels but modified the equity portion of our director compensation program by awarding each of our non-employee directors 50,000 shares of Company Common Stock as permitted under the 2005 Equity Incentive Plan, in lieu of the Annual Award provided to them under the plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock and Series C Preferred Stock as of March 30, 2012 for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our Common Stock or our Series C Preferred Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer and beneficial owner of more than 5% of our Common Stock or our Series C Preferred Stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of Common Stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of March 30, 2012 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

The percentage of shares of Common Stock beneficially owned is based on shares of Common Stock outstanding as of March 30, 2012, including warrants and options to purchase our Common Stock exercisable within 60 days of March 30, 2012 and Series C Preferred Stock convertible into Common Stock on a 3 for 1 basis. As of March 30, 2012, there were 26,003,009 shares of Common Stock outstanding and 3,000,000 shares of Series C Preferred Stock outstanding.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of Common Stock and Series C Preferred Stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following shareholders is c/o Banks.com, Inc., 425 Market Street, Suite 2200, San Francisco, California 94105. Except as otherwise noted below, all references in the table below are to shares of the Company’s Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares Beneficially Owned
	(5)	(5)
5% Shareholders:

Barron Partners L.P. (1) 730 Fifth Avenue, 25th Floor New York, NY 10019	3,237,329	12.4%

The Daniel Michael O’Donnell and Kimberly Linn O’Donnell AB Living Trust(2)	8,015,739 1,500,000 Series C Preferred Stock(4)	28.0% 50% Series C Preferred Stock(4)
Steven L. Ernst	4,162,927	16.0%

Named Executive Officers and Directors:

Daniel M. O’Donnell	8,947,465(3) 3,000,000 Series C Preferred Stock(4)	31.6% 100% Series C Preferred Stock(4)
Steven L. Ernst	4,162,927	16.0%
Frank J. McPartland	848,746	3.3%
Lawrence J. Gibson	325,000	1.2%
Charles K. Dargan II	325,000	1.2%

All directors and executive officers as group (5 persons)	14,609,138 3,000,000 Series C Preferred Stock(4)	53.3% 100% Series C Preferred Stock(4)

(1)	This disclosure is based upon a Form 4 filed by Barron Partners L.P. with the SEC on March 2, 2012. Andrew Barron Worden is the managing member of Barron Capital Advisors LLC, a Delaware limited liability company (the “General Partner”), which is sole General Partner of Barron Partners L.P. Mr. Worden exercises sole voting and investment power over the shares. We have not attempted to verify independently any of the information contained in the Form 4.
(2)	Daniel M. O’Donnell, our President, Chief Executive Officer and Chairman, and his spouse Kimberly O’Donnell, currently the Vice President of Human Resources for Banks.com, Inc. and President of our wholly-owned subsidiary InterSearch Corporate Services, Inc., have shared voting and investment power over The Daniel Michael O’Donnell and Kimberly Linn O’Donnell AB Living Trust (the “O’Donnell Trust”).
(3)	Includes 5,432,406 shares of Common Stock held by the O’Donnell Trust, 2,083,333 shares of Common Stock that are issuable pursuant to a warrant that is currently exercisable, 1,000,000 shares of Common Stock issuable upon conversion of 3,000,000 shares of Series C Preferred Stock that is currently convertible, and 431,726 shares of Common Stock owned solely by Daniel M. O’Donnell.
(4)	The ownership of the shares of Series C Preferred Stock is as follows: (i) 1,500,000 shares are held by The Daniel Michael O’Donnell and Kimberly Linn O’Donnell AB Living Trust, (ii) 900,000 shares are held by Pensco Trust Company Custodian FBO Daniel M. O’Donnell, IRA, and (iii) 600,000 shares are held by Pensco Trust Company Custodian FBO Kimberly L. O’Donnell, IRA. Each share of Series C Preferred Stock is entitled to one vote per share.
(5)	Except as otherwise expressly described, the amounts in this column refer to beneficial ownership of the Company’s Common Stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information about the shares of our Common Stock that may be issued upon the exercise of stock options and other rights under all of our existing equity compensation plans as of December 31, 2011, including our 2004 Equity Incentive Plan, as amended (the “2004 Plan”) and our Amended and Restated 2005 Equity Incentive Plan (the “Amended and Restated 2005 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1) (2)	972,500	$0.65	890,706
Equity compensation plans not approved by security holders	—	—	—
Total	972,500	$0.65	890,706

(1)	Represents shares of our Common Stock issuable pursuant to our 2004 Plan and our Amended and Restated 2005 Plan. The 2004 Plan was originally adopted by our Board in October 2004 and was approved by our shareholders in November 2004. Our Board terminated the 2004 Plan and replaced it with the 2005 Equity Incentive Plan (the “2005 Plan”) as of December 16, 2005. This termination did not affect any outstanding stock options under the 2004 Plan, and all such stock options continue to remain outstanding and are governed by the 2004 Plan. The 744,124 shares available for issuance under the 2004 Plan as of December 16, 2005 and those shares of Common Stock originally granted under the 2004 Plan that are forfeited and become available for new grants under the terms of the 2004 Plan were transferred to and will become issuable under the 2005 Plan (as amended and restated by the Amended and Restated 2005 Plan). As of December 31, 2011, there were stock options outstanding to purchase 43,750 shares of our Common Stock under the 2004 Plan at a weighted average exercise price of $0.28 per share. No shares of Common Stock are available for future issuance under the 2004 Plan.
(2)	The 2005 Plan was originally adopted by our Board in December 2005 and was approved by our shareholders in February 2006. Our Board adopted amendments to the 2005 Plan in December 2005 (“Amendment No. 1”), July 2006 (“Amendment No. 2”), February 2007 (“Amendment No. 3”), April 2007 (“Amendment No. 4”), September 2007 (“Amendment No. 5”), and October 2007 (“Amendment No. 6”). Amendment No. 1 was approved by our shareholders in June 2006. Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5 and Amendment No. 6 did not require the approval of our shareholders. In October 2007, the Board also approved an increase to the number of shares of Common Stock available for issuance under the 2005 Plan from 1,744,124 to 2,544,124 (the “Plan Increase”). The Plan Increase was approved by our shareholders in November 2007. As a result of the numerous amendments to the 2005 Plan, the Board approved the Amended and Restated 2005 Plan which incorporates (i) the terms and conditions of the 2005 Plan, as amended and (ii) the Plan Increase. As of December 31, 2011, there were stock options outstanding to purchase 928,750 shares of our Common Stock under the Amended and Restated 2005 Plan at a weighted average exercise price of $0.67 per share. As of January 1, 2011, there were 385,081 shares of our Common Stock available for issuance under the Amended and Restated 2005 Plan. As of December 31, 2011, there were 890,706 shares of our Common Stock available for issuance under the Amended and Restated 2005 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following reportable transactions occurred, or continued, during the last two completed fiscal years:

On January 6, 2009, the Company issued to Daniel M. O’Donnell, the Company’s President and Chief Executive Officer and the Chairman of the Board of the Company, and certain of his affiliates (the “Investors”) 3,000,000 shares of Series C Preferred Stock for an aggregate purchase price of $300,000 or $0.10 per share. The Lenders (as defined below) agreed that the foregoing investment in the Series C Preferred Stock satisfied the terms and conditions of a waiver granted to the Company by the Lenders on November 21, 2008, pursuant to which the Lenders consented to and waived certain events of default under the Investment Agreement between the Company and Capital South Partners Fund I Limited Partnership, Capital South Partners Fund II Limited Partnership, and Harbert Mezzanine Partners II SBIC, L.P. (collectively, the “Lenders”), dated July 21, 2006, as amended, pursuant to which the Company issued $7,000,000 of its 13.50% Senior Subordinated Notes. Additional information regarding the waiver can be found in the Company’s Current Report on Form 8-K/A filed with the SEC on November 25, 2008.

Each share of the Series C Preferred Stock is entitled to one vote per share and will vote together with the Company’s Common Stock, and not as a separate class, except as otherwise required by law and except that:

•	The Series C Preferred Stock as a class is entitled to elect one member of the Company’s Board if Daniel M. O’Donnell is not serving as a director of the Company or as its Chief Executive Officer; and

•

So long as any shares of Series C Preferred Stock are outstanding, the Company will not, without the written consent of the holders of at least 75% of the outstanding shares of Series C Preferred Stock, either directly or indirectly (by amendment, merger, consolidation, or otherwise) create or authorize the creation of or issue any other security convertible into or exercisable for any equity security, having rights, preferences or privileges senior to or on parity with the Series C Preferred Stock, or increase the authorized number of shares of Series C Preferred Stock, or increase or decrease the size of the Board, except to set the number of members of the Board at five.

The number of authorized shares of Common Stock may be increased or decreased with the approval of a majority of the Company’s Series C Preferred Stock and Common Stock, voting together as a single class, and without a separate class vote by the Common Stock.

Each share of the Series C Preferred Stock is entitled to receive a 10% annual cumulative dividend, compounded annually. These dividends will be payable only upon a liquidation or redemption. For any other dividends or distributions, the Series C Preferred Stock will participate with the Common Stock.

In the event of any liquidation, dissolution or winding up of the Company, the proceeds shall be paid first to the holders of the Series C Preferred Stock in an amount equal to the original purchase price of each share of Series C Preferred Stock plus any accrued dividends on each share of Series C Preferred Stock. Thereafter, the Series C Preferred Stock will participate with the Common Stock on an as-converted basis.

The Series C Preferred Stock is convertible, at any time at the option of the holders of such shares, into shares of Common Stock on a 3:1 ratio, subject to adjustments for any stock dividends, splits, combinations and similar events.

Holders of the Series C Preferred have a pro rata right, based on their percentage equity ownership in the Company (assuming the conversion of all outstanding Preferred Stock into Common Stock and the exercise of all options outstanding under the Company’s stock plans), to participate in subsequent issuances of equity securities of the Company.

Effective as of December 21, 2010, the Company issued an unsecured promissory note in the amount of $100,000 (the “Note”) to the Company’s President, Chief Executive Officer, and Chairman, Daniel M. O’Donnell, and his wife, Kimberly L. O’Donnell, pursuant to which they loaned such amount to the Company. The Note bears interest commencing December 1, 2010, at the following rates: 20.00% per annum during the first six month period (December 2010 – May 2011); 15.00% per annum during the second six month period (June – November 2011); and 17.50% per annum during the third six month period (December 2011 – May 2012).

Commencing December 31, 2010 and ending May 31, 2011, the Company made monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note. On May 31, 2011, a principal payment of $25,000 was due and paid on the Note. During the period commencing June 1, 2011 and ending May 31, 2012, the Company must make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note will be due and payable. The Note is unsecured and subordinated to all of the Company’s existing and future indebtedness to Silicon Valley Bank. As of March 30, 2012, the aggregate principal amount outstanding on the Note was $33,895, and the Company had made all required payments of principal and accrued interest on the Note according to the foregoing schedule.

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

Kimberly O’Donnell, the spouse of Daniel M. O’Donnell, our President and Chief Executive Officer and Chairman of our Board, was employed by us during fiscal years 2010 and 2011 as our Vice President of Human Resources and as President of InterSearch Corporate Services, Inc. (our wholly-owned subsidiary). In these positions, she received aggregate annual compensation of approximately $110,828 and $149,210 in fiscal 2011 and fiscal 2010, respectively. Total compensation paid to Mrs. O’Donnell during fiscal 2011 and 2010 consisted of base salary of $75,000 per year plus commission payments that were based on direct revenue generated. We expect Mrs. O’Donnell to continue to provide services for us in her capacity as our Vice President of Human Resources and as President of InterSearch Corporate

Services, Inc. The Audit Committee ratified the compensation arrangement with Mrs. O’Donnell and continues to monitor this arrangement consistent with our policy regarding approvals of transactions with related persons.

Board Independence

In accordance with the provisions of our Nominating and Corporate Governance Committee’s Criteria for Director Nominees, our Board reviewed the independence of each of our directors. During this review, our Board considered the listing standards for companies listed on the NYSE Amex.

As a result of its review, our Board determined that Mr. Dargan, Mr. McPartland, and Mr. Gibson are “independent” in accordance with NYSE Amex listing standards. Our Board further determined that Mr. O’Donnell is not independent due to his position as our President and Chief Executive Officer, and Mr. Ernst is not independent due to his position as our Chief Technology Officer.

As noted above, the Board currently consists of five members, three of which are independent in accordance with NYSE Amex listing standards. NYSE Amex listing standards generally require that at least a majority of the directors on a company’s board of directors be independent.

Item 14.	Principal Accountant Fees and Services.

AUDIT AND NON-AUDIT FEES

The following table sets forth the aggregate fees for professional audit services rendered by Burr Pilger Mayer, Inc. for audit of our annual financial statements for the years ended December 31, 2011 and 2010, and fees billed for other services provided by Burr Pilger Mayer, Inc. for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Audit Fees	$120,000	$120,000
Tax Fees	25,000	25,000
All Other Fees	—	—
Total Fees Paid	$155,000	$155,000

Audit Fees

Audit Fees consist of fees for the annual audit of our financial statements and for the review of our quarterly financial statements.

Audit-Related Fees

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

All Other Fees consist of fees for services other than the services reported above, including aggregate fees for services related to our acquisitions, registrations and compliance with Sarbanes-Oxley.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all services provided by our independent registered public accounting firm. Therefore, all services described above were pre-approved by the Audit Committee.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval for audit and non-audit related services in connection with our periodic reports is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pre-approval for all other services, including services related to registrations and acquisitions, is generally provided on a case-by case basis. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

3. Exhibits. See the Exhibit Index of the Original Filing and the exhibits listed in the Exhibit Index of this Second Amendment for a list of the exhibits being filed or furnished with, or incorporated by reference into this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2012

BANKS.COM, INC.

By:	/s/ DANIEL M. O’DONNELL
Daniel M. O’Donnell, President and Chief Executive Officer, and Duly Authorized Representative

EXHIBIT INDEX

The following exhibits are included in this Second Amendment.

Exhibit Number	Exhibit Description

31.1#	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith.