Form 10-K/A
period 2011-12-31
Banks.com, Inc.
filed 2012-05-01
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Banks.com, Inc. (the “Company”) is filing this Amendment No. 3 on Form 10-K/A (the “Third Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Filing”), to correct certain errors in the table, and introduction thereto, in the Section entitled “Audit and Non-Audit Fees” in Item 14 of Part III of Form 10-K, originally presented in Amendment No. 2 to the Original Filing, filed on Form 10-K/A with the SEC on April 30, 2012.

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

Except for the items described in the first paragraph above, and the revised certifications, this Third Amendment does not modify or update any other items or disclosures contained in the Original Filing, or the Company’s previously filed Amendment No. 1 or Amendment No. 2 to the Original Filing, and does not reflect events occurring after the date of the Original Filing.

PART III

Item 14.	Principal Accountant Fees and Services	1

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	3
	SIGNATURES

PART III

Item 14.	Principal Accountant Fees and Services.

AUDIT AND NON-AUDIT FEES

The following table sets forth the aggregate fees billed (a) by Burr Pilger Mayer, Inc. (“BPM”), our independent registered public accounting firm for the fiscal years ended December 31, 2011 and 2010, for professional audit services rendered by BPM for the audit of our annual financial statements for the years ended December 31, 2011 and 2010, (b) by BPM for other services provided by BPM for the years ended December 31, 2011 and 2010, and (c) by Hacker Johnson and Smith P.A. (“HJS”), our independent registered public accounting firm for the fiscal year ended December 31, 2009, for other services provided by HJS for the year ended December 31, 2010:

	Years Ended December 31,
	2011	2010
Audit Fees	$120,000	$120,000
Audit-Related Fees(1)	—	10,000
Tax Fees	25,000	25,000
All Other Fees	—	—
Total Fees Paid	$145,000	$155,000

(1)	Represents fees for consent of HJS for inclusion of their audit opinion for fiscal 2009 in the Form 10-K for fiscal 2010.

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

1

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

2

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

3. Exhibits. See the Exhibit Index of the Original Filing and the exhibits listed in the Exhibit Index of this Third Amendment for a list of the exhibits being filed or furnished with, or incorporated by reference into this report.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2012

BANKS.COM, INC.

By:	/s/ DANIEL M. O’DONNELL
Daniel M. O’Donnell, President and Chief Executive Officer, and Duly Authorized Representative

EXHIBIT INDEX

The following exhibits are included in this Third Amendment.

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