Form 10-Q
period 2012-03-31
Banks.com, Inc.
filed 2012-05-15
CIK 1341470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $.001 par value per share	26,003,009 shares

BANKS.COM, INC. AND SUBSIDIARIES

BANKS.COM, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

	March 31,	December 31,
	2012	2011
	(unaudited)	(1)
Assets

Current assets:
Cash	$201	$112
Accounts receivable	311	279
Prepaid expenses and other	107	114
Deferred income taxes	—	62

Total current assets	619	567

Property and equipment, net	68	62
Domains and other intangibles, net	2,126	2,249
Other assets	71	68

Total assets	$2,884	$2,946

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$792	$710
Accrued liabilities	321	312
Accrued dividends	106	99
Deferred revenue	4	24
Notes payable, current portion, net of discount	221	203

Total current liabilities	1,444	1,348

Notes payable, less current portion	384	412

Total liabilities	1,828	1,760

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 and 3,000,000 shares issued and outstanding	3	3
Common stock, $.001 par value, 125,000,000 shares authorized, 26,003,009 and 25,814,103 shares issued and outstanding	26	26
Additional paid-in capital	10,942	10,952
Accumulated deficit	(9,915)	(9,795)

Total stockholders’ equity	1,056	1,186

Total liabilities and stockholders’ equity	$2,884	$2,946

See accompanying notes to condensed consolidated financial statements.

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2011.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenues	$1,027	$1,943

Operating expenses:
Traffic acquisition costs	136	552
Depreciation and amortization	135	423
Sales and marketing	55	171
General and administrative	546	652
Costs related to pending merger transaction	154	—

Total operating expenses	1,026	1,798

Income from operations	1	145
Interest expense	(52)	(35)

(Loss) income before income taxes	(51)	110
Income tax expense	(62)	(49)

Net (loss) income	(113)	61
Preferred stock dividends	(7)	(7)

Net (loss) income available to common stockholders	$(120)	$54

Other comprehensive (loss) income	—	—

Comprehensive (loss) income	$(120)	$54

Comprehensive (loss) income per common share available to common stockholders:

Basic	$—	$—

Diluted	$—	$—

Weighted average common shares outstanding:

Basic	26,003,009	25,814,103

Diluted	26,003,009	27,199,777

See accompanying notes to condensed consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2012 and 2011

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	3,000,000	$3	25,814,103	$26	$10,824	$(94)	$10,759
Preferred stock dividends (unaudited)	—	—	—	—	—	(7)	(7)
Stock-based compensation (unaudited)	—	—	—	—	(6)	—	(6)
Net income (unaudited)	—	—	—	—	—	61	61

Balance at March 31, 2011 (unaudited)	3,000,000	$3	25,814,103	$26	$10,818	$40	$10,807

Balance at December 31, 2011	3,000,000	$3	26,003,009	$26	$10,952	$(9,795)	$1,186
Preferred stock dividends (unaudited)	—	—	—	—	—	(7)	(7)
Stock-based compensation (unaudited)	—	—	—	—	(10)	—	(10)
Net loss (unaudited)	—	—	—	—	—	(113)	(113)

Balance at March 31, 2012 (unaudited)	3,000,000	$3	26,003,009	$26	$10,942	$(9,915)	$1,056

See accompanying notes to condensed consolidated financial statements.

BANKS.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(113)	$61
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12	90
Amortization of domains and other	123	333
Amortization of debt discount	27	—
Deferred income taxes	62	47
Stock-based compensation	(10)	(6)
Change in operating assets and liabilities:
Accounts receivable	(32)	(421)
Prepaid expenses and other	7	(4)
Other assets	(3)	(4)
Accounts payable	82	67
Accrued liabilities	9	(68)
Deferred revenue	(20)	1

Net cash provided by operating activities	144	96

Cash flows from investing activities:
Purchase of property and equipment	(18)	(5)

Net cash used in investing activities	(18)	(5)

Cash flows from financing activities:
Net repayments of revolving line of credit	—	(106)
Payments of notes payable	(37)	(20)

Net cash used in financing activities	(37)	(126)

Net increase (decrease) in cash	89	(35)
Cash at beginning of period	112	107

Cash at end of period	$201	$72

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21	$38

Income taxes	$1	$4

Noncash financing and investing activities:
Preferred stock dividends accrued	$7	$7

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

Banks.com operates in the pay-per-click search engine and Internet advertising industries, and owns and maintains an Internet domain portfolio including www.banks.com, www.irs.com, and www.filelater.com.

ICS is engaged principally in the business of providing highly skilled Internet and technology focused consultants.

Dotted owns an ICANN accredited domain Registrar business.

MyStockFund is an online broker-dealer that offers an array of financial products and services with a focus on fractional share investing.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our business is highly seasonal and operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012, or for any other period. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

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

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2)    Significant Accounting Policies, Continued

Stock-Based Compensation, Continued. The Company had two equity incentive plans at March 31, 2012, the 2004 Equity Incentive Plan (“2004 Plan”), and the 2005 Equity Incentive Plan (“2005 Plan”), which replaced the 2004 Plan. The termination of the 2004 Plan did not affect any outstanding options under the 2004 Plan, and all such options will continue to remain outstanding and governed by the 2004 Plan, but no shares will be available for grant under the 2004 Plan. At March 31, 2012, 1,010,706 shares remained available for grant under the 2005 Plan.

A summary of the stock option activity in the Company’s equity incentive plans is as follows:

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	972,500	$0.65	5.88 years	—
Granted	—	—
Forfeited	(120,000)	0.42
Exercised	—	—

Outstanding at March 31, 2012	852,500	$0.68	4.57 years	$6,000

Exercisable at March 31, 2012	770,625	$0.73	4.29 years	$6,000

At March 31, 2012, the Company had 81,875 unvested stock options outstanding and there was $55,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the plans. This cost is expected to be recognized monthly on a straight-line basis over the appropriate vesting periods through January 2014. The total net fair value of stock options vested and recognized as compensation expense was negative $10,000 for the three months ended March 31, 2012, compared to negative $6,000 for the same period in 2011, due to forfeiture adjustments in both periods. The associated income tax benefit recognized was zero for the three months ended March 31, 2012, compared to $4,000 for the same period in 2011. There were no stock options granted during the three months ended March 31, 2012 or 2011.

On January 1, 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to serve as a benefit to employees. Each year, at the discretion of the Board of Directors, the Company may make a contribution to the ESOP in Company stock or in cash. As of March 31, 2012, no shares have been allocated to the plan.

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

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(2)    Significant Accounting Policies, Continued

Internet Domains and Other Intangibles. Internet domains, or URLs, are stated at cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets of 5 to 15 years. The internet domain assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the impairment tests performed there was no impairment of internet domains during the three months ended March 31, 2012 and 2011. However, internet domain impairment tests have resulted in a charge to operations in the past, and there can be no assurance that future internet domain impairment tests will not result in a charge to operations. Other intangibles consist primarily of customer relationships that are amortized over their estimate useful lives (generally five years).

(3)    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted net income per share for the three months ended March 31, 2011 was computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method, plus the effect of outstanding convertible preferred stock using the if converted method. Outstanding stock options and warrants are not considered dilutive securities for the three months ended March 31, 2012 due to the net losses incurred by the company. Net income per common share has been computed based on the following:

	Three Months Ended March 31,
	2012			2011
	Loss	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
	(dollars in thousands, except share and per share amounts)
Basic:
Net (loss) income	$(113)	26,003,009	$—	$61	25,814,103	$—
Less: preferred stock dividends	(7)	—	—	(7)	—	—

Net (loss) income available to common stockholders	(120)	26,003,009	—	54	25,814,103	—
Effect of dilutive securities:
Assumed conversion of preferred stock	7	—	—	7	1,000,000	—
Incremental shares from assumed conversion of options	—	—	—	—	385,674	—

Diluted:
Net (loss) income available to common stockholders and assumed conversions	$(113)	26,003,009	$—	$61	27,199,777	$—

At March 31, 2011, a total of 413,750 outstanding options and 477,000 outstanding common stock warrants were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price for the three months ended March 31, 2011. All outstanding options and warrants were anti-dilutive for the three months ended March 31, 2012 because of the Company’s loss position and were therefore excluded from the earnings per share calculation.

(4)    Warrants

At March 31, 2012, there were 2,083,333 outstanding warrants to purchase the Company’s common stock at an exercise price of $0.06, which expire on December 28, 2016. At March 31, 2011, there were 477,000 outstanding warrants to purchase the Company’s common stock at an exercise price of $1.60, which expired on July 20, 2011.

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

An income tax valuation allowance of 4,833,000 was established at December 31, 2011 related to tax net operating losses that management believes may not be utilized to offset future taxable income. At March 31, 2012, an additional valuation allowance of $62,000 was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized.

(7)    Notes Payable

On December 7, 2010, the Company entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”) consisting of an agreement to assign the domain name, Banks.com, to Domain Capital in exchange for $600,000 in cash and a lease agreement to lease back the domain name from Domain Capital for a five year term with an effective interest rate of 15%. At the same time, the parties also entered into an Exclusive Option to Purchase whereby Domain Capital granted the Company an option to purchase the Banks.com domain name for a nominal amount at the end of the lease. The lease agreement was effective as of the close of the assignment of the domain name and provides for monthly payments of $14,274. The Company accounts for this transaction as a financing due to the Company’s continuing involvement and bargain purchase at end of the lease. The lease agreement provides for customary events of default, including, among other things, nonpayment, failure to comply with the other agreements in the lease agreement within certain specified periods of time, and events of bankruptcy, insolvency and reorganization. The Company may pre-pay the balance of the lease payments at any time by paying to Domain Capital the pre-payment amount as described in the lease agreement, provided that if certain events of default have occurred and are continuing, the Company must exercise its right to pre-pay within 15 days following its receipt of notice of such default from Domain Capital and must also pay any then outstanding lease payments. The capital lease obligation had a balance of $489,000 at March 31, 2012, of which approximately $105,000 is classified in current liabilities with the remainder being classified as long term debt.

Effective as of December 21, 2010, the Company issued an unsecured promissory note in the amount of $100,000 (the “Note”) to the Company’s Chief Executive Officer, Daniel M. O’Donnell, and his wife, Kimberly L. O’Donnell, pursuant to which they loaned such amount to the Company. The Note bears interest commencing December 1, 2010, at the following rates: 20.00% per annum during the first six month period (December 2010 – May 2011); 15.00% per annum during the second six month period (June – November 2011); and 17.50% per annum during the third six month period (December 2011 – May 2012). Commencing December 31, 2010 and ending May 31, 2011, the Company made monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note. On May 31, 2011, a principal payment of $25,000 was due and paid on the Note. During the period commencing June 1, 2011 and ending May 31, 2012, the Company must make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note will be due and payable. The Note is unsecured and subordinated to any of the Company’s existing and future indebtedness to Silicon Valley Bank. The Note had a balance of $33,895 at March 31, 2012, which is classified in current liabilities.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(7)    Notes Payable, Continued

On December 28, 2011, the Company entered into a financing transaction (the “Transaction”) with the Company’s Chief Executive Officer, Daniel O’Donnell, and his wife, Kimberly O’Donnell pursuant to which the Company issued and sold to them in a private placement a convertible promissory note in the principal amount of $125,000 (the “Convertible Note”) and a warrant (the “Warrant”) to purchase an aggregate of 2,083,333 shares of the Company’s common stock. The aggregate gross proceeds to the Company from the Transaction were $125,000, excluding any proceeds from the exercise of the Warrant.

The Convertible Note bears interest commencing December 28, 2011 at the rate of 10.0% per annum. All outstanding principal of and accrued interest on the Convertible Note shall be due and payable on June 26, 2012. If the Convertible Note remains unpaid from and after the maturity date, the Convertible Note may be converted into shares of common stock at a conversion price of $0.04 per share, in whole or in part, at any time at the option of the holder(s) of the Convertible Note, subject to approval of the Company’s shareholders, if required. If, while any principal of or accrued interest on the Convertible Note is outstanding, the Company enters into any consolidation or merger whereby it is not the surviving or continuing corporation or upon the sale of all or substantially all of the assets of the Company, for consideration to the Company (or its shareholders) of less than $0.04 per share (the “Sales Price”), then, at the election of the holder(s) of the Convertible Note, the Company shall pay to such holders within 30 days of the consummation of any such transaction, an amount equal to $0.04 per share less the Sales Price multiplied by 3,125,000 shares (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like), provided that such payment shall not exceed $125,000. The foregoing payment is in addition to any outstanding principal or accrued interest owed to the holder(s) pursuant to the Convertible Note. The Company may elect to prepay all or any portion of the Convertible Note without penalty upon 30 days advance written notice to the holder(s) of the Convertible Note, provided that such holder(s) may convert the Convertible Note during such period. The Convertible Note contains various events of default, such as failing to timely make any payment under the Convertible Note when due, which may result in all outstanding obligations under the Convertible Note becoming immediately due and payable. The Note had a balance of $82,240, net of discount, at March 31, 2012, which is classified in current liabilities.

(8)    Revolving Line of Credit

In March 2010, the Company established a $2.5 million revolving line of credit with Silicon Valley Bank (“SVB”) for a term of one year. The interest rate applied when net cash was above $1 was prime plus 2.50%, while the applicable interest rate when net cash was below $1 was prime plus 3.25% with a 0.55% monthly collateral handling fee calculated daily. Net cash is defined as the deposit, unrestricted cash and short-term investments at or through SVB less SVB debt. The loan agreement between the Company and SVB (the “Loan Agreement”) was executed and effective on March 3, 2010 and initially funded on March 5, 2010. Under the terms of the Loan Agreement, SVB could advance funds to the Company collateralized by certain receivables not to exceed $3,125,000. An amendment to the Loan Agreement on November 24, 2010, among other things, decreased the facility amount to $1,250,000. On March 2, 2011, another amendment decreased the facility amount to $175,000, and extended the term of the Loan Agreement to April 1, 2011, when it ultimately terminated. As of March 31, 2011, the Company had no balance on its revolving line of credit with SVB. As of March 31, 2012, the Company had no revolving line of credit.

(9)    Liquidity

The Company incurred losses of $9.7 million and $113,000 in calendar year 2011 and for the three months ended March 31, 2012 respectively. Management believes that cash flows from operations will be sufficient to fund anticipated levels of operations for the next twelve months. In addition, the Company may seek a line of credit to meet seasonal working capital needs, if available, or sell non-core assets or alternatively raise new equity and or debt as needed. The Company has been exploring various strategic alternatives culminating in its recent agreement, described in Note 12, Pending Merger Transaction. If the Company is unable to achieve sufficient cash flows from operations, obtain adequate financing from lenders, or complete its pending merger, its ability to continue normal business operations may be substantially limited.

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(10) Economic Dependence, Accounts Receivable and Concentration of Risk

A substantial portion of the Company’s revenues have historically been generated by a limited number of advertising network partners. The Company is paid when search results generated by these partners are clicked on one of the Company’s web properties. The expiration of one or more of these contracts has historically adversely impacted the operations of the Company. Our contractual relationship with InfoSpace, Inc. was consummated in the fourth quarter of 2007 and historically accounted for a substantial portion of the Company’s revenues. This agreement last renewed on December 31, 2011, and automatically renews for successive one year terms unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. During the three months ended March 31, 2012 and 2011, revenues generated by this partner totaled $38,000 and $668,000, respectively. Accounts receivable at March 31, 2012 and December 31, 2011, respectively, included zero and $33,000 due from this advertising network partner. The Company has taken proactive measures to both mitigate its reliance on revenue it derives from this relationship and develop new partnerships with alternative providers of online search and advertising. In addition, the change in the Company’s business model to diversify its strategy to include customer acquisition through offering financial products and services is expected to gradually reduce the Company’s reliance on advertising network partners.

(11) NYSE Amex Delisting

The Company received notice from NYSE Amex LLC by letter dated June 20, 2011, indicating that the Company was not in compliance with Section 1003(f)(v) of the Exchange’s Company Guide in that the Company’s securities had been selling at a low price per share for a substantial period of time. The Company’s continued listing was predicated on it effecting a reverse stock split of its common stock within a reasonable amount of time, which the Exchange had determined to be no later than November 18, 2011. This deadline for compliance reflected a truncation under Section 1009(h) of the Company Guide, which provides that Staff may truncate the continued listing evaluation and follow-up procedures if a company, within 12 months of the end of a plan period, is again determined to be below continued listing standards.

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

(12) Pending Merger Transaction

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

BANKS.COM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(12) Pending Merger Transaction, Continued

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

In addition, if the proposed Merger is consummated, the Company’s business, operations, strategy, plans, financing and other matters as described in this report will no longer be subject to oversight by its current board of directors and officers and may differ materially from the description of these matters in this report.

The full text of the Merger Agreement may be found as an exhibit to the Company’s Securities Exchange Act filings. Please see Part II, Item 6. “Exhibits” for the reference cite to the Merger Agreement.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this Quarterly Report, it is important that you also read the financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. This section of this Quarterly Report contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward–looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, business strategy, expectations regarding our growth and the growth of the industry in which we operate, plans and objectives of management for future operation and the proposed merger with Remark Media, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate for many reasons. Our forward-looking statements may be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in this report, in Part II, Item 1A under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, the risks described from time to time in our subsequent filings with the SEC, and the possibility that the Remark merger is not consummated. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. The forward-looking statements speak only as of the date hereof. We disclaim any obligation to update or alter our forward-looking statements, except as may be required by law.

OVERVIEW

General

We own and operate Internet media properties including: banks.com, irs.com, filelater.com and mystockfund.com. Our properties provide users with relevant finance-related content and services and provide vendors targeted online advertising opportunities. Through banks.com, we provide access to current financial content, including financial news, business articles, interest-rate tables, stock quotes, stock tracking and financial calculators. We also provide users access to tax related financial services including online tax preparation through irs.com and online tax extensions through filelater.com, a business we acquired in late 2010, as well as online stock brokerage services through mystockfund.com. We believe that focusing our content and services in the high-traffic financial services vertical will allow us to provide our advertisers operating in that vertical access to highly relevant, typed-in and search engine optimization (“SEO”) generated traffic. Although search services is a diminishing part of our business, we continue to operate the proprietary search and shopping website, searchexplorer.com, and operated the proprietary website, look.com, until it was sold in October 2011. We generate revenue on these sites primarily through search engine marketing efforts. Also, in connection to search services, we operate a premium pay-per-click advertising network known as the InterSearch AdNet. In addition, we provide Internet technology professional services to Fortune 500 and other companies operating in the financial services sector.

We review our operations based on both our financial results and non-financial measures. While we continue to expand our revenue from sources such as tax preparation, tax extension and stock brokerage services, our primary source of revenue remains Internet advertising services. For our Internet advertising services we review revenue-per-click and cost-per-click. When an Internet user clicks-through on a sponsored listing through our distribution network, our arrangements with our advertising network partners and direct advertisers provide that we receive a fixed percentage of their related advertising revenue. A significant reduction in click-throughs or an advertising network partner exerting significant pricing pressures or implementing retroactive revenue charge backs can have a material adverse effect on our results of operations. Our largest expense has been traffic acquisition costs, which consist primarily of Internet advertising costs. We have been substantially reducing our activity in the online search and advertising business and essentially exited the business in the first quarter of 2012. We are continuing our search engine optimization efforts and increasing page yield through better monetization as a result of insight gained through our proprietary analytics. We are also taking advantage of the absence of traffic acquisition costs associated with generating our own Internet traffic.

We currently depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of direct advertisers and advertising network partners for a significant percentage of our revenues. In October 2008, we entered into a distribution agreement with InfoSpace, Inc. to provide paid meta-search results from Google, Yahoo, Microsoft and/or Ask.com on the banks.com and look.com properties (the look.com property was sold in October 2011). This agreement last renewed on December 31, 2011, and automatically renews for successive one year terms unless either party provides the other written notice of termination at least thirty (30) days prior to the end of the then current term. We have continued our efforts to substantially reduce our activity in online search. As a result, InfoSpace, Inc. represented only 4% of our revenues for the three months ended March 31, 2012, versus 34% of our revenues for the three months ended March 31, 2011.

For the 2012 tax season, we opted to emphasize selling our advertising inventory to direct advertisers in lieu of a customer acquisition strategy and marketing our white label tax preparation service. Historically, the revenue derived through our customer acquisition efforts generally results in higher revenue-per-click and margins in the long term due to year-over-year retention of customers we acquire. In the short term, however, our customer acquisition efforts typically have an adverse effect on revenue-per-click. Depending on business conditions, we have employed one or both strategies in past tax seasons and will likely continue to employ one or both strategies during future tax seasons. For the 2012 tax season, we contracted with a direct advertiser for our tax preparation advertising inventory. In December, 2010, we acquired the tax extension business of FileLater.com with 2011 being the initial tax season under our ownership.

Our recent financial performance has been negatively impacted by a series of revenue charge backs from our advertising network partners in our non tax-related, search business, due to traffic quality concerns. The revenue associated with these charge backs also has significant corresponding traffic acquisition costs that are often not recoverable from our traffic partners. Revenue credits resulting from advertiser charge backs recorded for the three months ended March 31, 2012 and 2011 were $40,000 and $200,000, respectively. As a result, we have been significantly reducing our search engine marketing efforts and reassessing our strategy for this business line and essentially exited this business in the first quarter of 2012. We had previously made the strategic decision to align our cost structure so that it does not rely on these search marketing efforts. In addition, staff reductions and attrition have significantly reduced our overall employee headcount. We have also continued to reduce other SG&A expenses in an effort to better align our cost structure.

NYSE Amex Delisting

We received notice from NYSE Amex LLC by letter dated June 20, 2011, indicating that we were not in compliance with Section 1003(f)(v) of the Exchange’s Company Guide in that our securities had been selling at a low price per share for a substantial period of time. Our continued listing was predicated on our effecting a reverse stock split of our common stock within a reasonable amount of time, which the Exchange had determined to be no later than November 18, 2011. This deadline for compliance reflected a truncation under Section 1009(h) of the Company Guide, which provides that Staff may truncate the continued listing evaluation and follow-up procedures if a company, within 12 months of the end of a plan period, is again determined to be below continued listing standards.

Then on November 22, 2011, we received notice from the Exchange indicating that we no longer complied with the Exchange’s continued listing standards due to the low selling price of our common stock, as set forth in Section 1003(f)(v) of the Company Guide and that our securities were, therefore, subject to being delisted from the Exchange.

We requested an appeal hearing before a Listing Qualifications Panel (the “Panel”) and the hearing was held on January 19, 2012. On January 23, 2012, we were notified by the Exchange that the Panel had affirmed the Exchange’s determination to delist our common stock, and that trading in our common stock would be suspended on NYSE Amex, with formal delisting to follow. We were entitled to request that the full Committee on Securities review the decision of the Panel, although a request for review does not operate as a stay of the Panel’s decision. We decided not to request a review of the Panel’s decision.

We transitioned trading in our common stock to the OTCQB Marketplace, where our common stock began trading under the “BNNX” symbol on the computerized OTCQB system on January 30, 2012. Operated by OTC Markets Group Inc., the OTCQB is a market tier for OTC traded companies that are registered and reporting with the Securities and Exchange Commission.

Pending Merger Transaction

On February 26, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Remark Media, Inc. (“Remark”) where we will become a wholly owned subsidiary of Remark (the “Merger”). Pursuant to the terms of the Merger Agreement, all outstanding shares of our common stock and a warrant to purchase 2,083,333 shares of our common stock will be automatically converted into the right to receive shares of Remark’s common stock. In addition, a convertible promissory note (held by Kimberly & Daniel O’Donnell) will be cancelled, exchanged for and converted into a new promissory note that is not convertible. Finally, our Series C Preferred Stock and the accrued and unpaid dividends thereon will be automatically converted into the right to receive shares of Remark common stock and cash in the aggregate amount of $300,000. The maximum aggregate number of shares of Remark common stock issuable as a result of the Merger shall be 702,784, subject to adjustment based on our net working capital as of the closing of the Merger. Each share of the Remark common stock outstanding immediately prior to the effective time will remain outstanding and will not be affected by the Merger.

The consummation of the Merger is subject to certain conditions, including: the approval of the Merger Agreement by our shareholders; our net working capital (as of the last calendar day of the month end preceding the closing or, if closing occurs on the last calendar day of the month, on the closing date and estimated 3 business days prior to the closing of the Merger), shall not be less than negative $570,000; if any of our shareholders indicate that they will assert appraisal rights, such shareholders own less than 5% of all of our issued and outstanding common stock; Remark’s receipt, through the closing of equity financing, of at least $2.0 million of net cash proceeds; Remark’s filing of an application for the shares of Remark common stock (issued as merger consideration to our shareholders) to be listed on the NASDAQ Capital Market; the absence of any injunction or order of any court, arbitrator, mediator, tribunal, administrative agency, or other governmental authority that prohibits, restrains, or makes illegal the completion of the Merger; the receipt of all regulatory consents required to complete the Merger and the expiration of all waiting periods required by law; and the effectiveness of Remark’s registration statement on Form S-4 registering the shares of Remark common stock to be issued to our shareholders in the Merger.

The Merger Agreement contains customary representations and warranties for a transaction of this type. The Merger Agreement also contains customary covenants, including covenants providing for each of the parties to use reasonable best efforts to cause the transactions to be consummated. The Merger Agreement also contains covenants requiring us to call and hold a shareholder meeting and recommend adoption of the Merger Agreement, subject to applicable fiduciary duties. The Merger Agreement also requires us to, among other things, conduct our business in all material respects in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger. We are subject to customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to and engage in discussions with third parties regarding alternative acquisition proposals, subject to a “fiduciary duty” exception in certain circumstances.

Should the Merger Agreement be terminated, neither party will be required to pay the other party a termination fee or reimburse the other party for its expenses.

In connection with the Merger Agreement, holders of a majority of the voting rights of our capital stock, including the common stock and Series C Preferred Stock, voting together as a single class, have entered into Stockholders’ Support Agreements pursuant to which they agree to vote their shares in favor of the Merger at the special meeting of our shareholders. Also in connection with the Merger Agreement and as a condition to the closing of the Merger, Daniel O’Donnell will enter into an employment agreement with Remark.

In addition, if the proposed Merger is consummated, our business, operations, strategy, plans, financing and other matters as described in this report will no longer be subject to oversight by our current board of directors and officers and may differ materially from the description of these matters in this report.

The full text of the Merger Agreement may be found as an exhibit to our Securities Exchange Act filings. Please see Part II, Item 6. “Exhibits” for the reference cite to the Merger Agreement.

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

RESULTS OF OPERATIONS

The following table sets forth information for the three months ended March 31, 2012 and 2011 derived from our unaudited condensed consolidated financial statements which, in the opinion of our management, reflect all adjustments, which are of a normal recurring nature, necessary to present such information fairly (dollars in thousands).

	Three Months Ended March 31,
	2012		2011
Statements of Operations Data:
Revenues	$1,027	100%	$1,943	100%

Operating expenses:
Traffic acquisition costs	136	13	552	28
Depreciation and amortization	135	13	423	22
Sales and marketing	55	6	171	9
General and administrative	546	53	652	34
Costs related to pending merger transaction	154	15	—	—

Total operating expenses	1,026	100	1,798	93

Income from operations	1	—	145	7
Interest expense	(52)	(5)	(35)	(2)

(Loss) income before income taxes	(51)	(5)	110	5
Income tax expense	(62)	(6)	(49)	(2)

Net (loss) income	(113)	(11)	61	3
Preferred stock dividends	(7)	(1)	(7)	—

Net (loss) income available to common stockholders	$(120)	(12)%	$54	3%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. Revenues were $1 million for the three months ended March 31, 2012 compared to $1.9 million for the same period in 2011. The 47% decrease was primarily attributable to a decrease in search related advertiser revenue that resulted from a reduction in our search engine marketing efforts and exiting the search business.

Traffic Acquisition Costs. Traffic acquisition costs were $136,000 for the three months ended March 31, 2012 compared to $552,000 for the same period in 2011. The 75% decrease was primarily attributable to a reduction in our search engine marketing efforts due to our decision to substantially reduce our emphasis on, and exit, the search business, which resulted in a greater percentage of our revenues being derived from higher margin, organic traffic, which has no associated traffic acquisition costs.

Depreciation and Amortization. Depreciation and amortization decreased to $135,000 for the three months ended March 31, 2012 from $423,000 for the same period in 2011. The 68% decrease was primarily attributable to the impairment of the irs.com domain name recorded in the fourth quarter of 2011, and the sale of the look.com domain name in October of 2011.

Sales and Marketing. Sales and marketing expense was $55,000 for the three months ended March 31, 2012 compared to $171,000 for the same period in 2011. The 68% decrease was due primarily to a decrease in sales commission and salary expenses resulting from a year over year reduction in employee headcount.

General and Administrative. General and administrative expenses decreased to $546,000 for the three months ended March 31, 2012 from $652,000 for the same period in 2011. The 16% decrease is due primarily to the reduction in employee headcount and in other general and administrative expenses we initiated in the fourth quarter of 2010, and have continued to date, to better align our cost structure with our reduced emphasis and reliance on our search business.

Costs Related to Pending Merger Transaction. Costs related to pending merger transaction were $154,000 for the three months ended March 31, 2012 compared to zero for the same period in 2011. This was due to costs incurred in connection with the Merger Agreement described above, which we entered into in the first quarter of 2012.

Interest Expense. Interest expense was $52,000 for the three months ended March 31, 2012 compared to $35,000 for the same period in 2011. The increase was primarily due to our issuance of a convertible promissory note in December of 2011.

Income Tax Expense. Income tax expense was $62,000 for the three months ended March 31, 2012 compared to $49,000 for the same period in 2011. Pretax loss was $51,000 for the three months ended March 31, 2012 compared to pretax income of $110,000 for the same period in 2011. In 2011, any differences from the statutory federal income tax rate are a result of state taxes and permanent tax differences, such as stock compensation and an income tax valuation allowance where management believed that a tax benefit was more likely than not to be realized. In 2012, any deferred tax benefit related to the 2012 loss was offset by an equal increase in the deferred tax asset valuation allowance, and an additional valuation allowance was recorded against deferred tax assets previously recognized resulting in income tax expense.

Net (Loss) Income. Net loss available to common stockholders for the three months ended March 31, 2012 was $120,000, or zero per basic and diluted share, compared to net income of $54,000, or zero per basic and diluted share, for the same period in 2011. This decrease was primarily attributable to a reduction in revenues, and an increase in costs due to the pending merger transaction described above.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through internally generated funds, debt financing, and the use of our line of credit when available. We have engaged in private sales of our common stock and debt financing in order to fund the purchase price of some of our acquisitions. As of March 31, 2012, we had $201,000 in cash compared to $112,000 at December 31, 2011. As of March 31, 2012, we had a working capital deficit of $825,000 compared to a working capital deficit of $781,000 on December 31, 2011. We generated $117,000 in operating cash flow during the three months ended March 31, 2012, compared to $96,000 for the same period in 2011.

On December 7, 2010, we entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”), consisting of an agreement to assign the domain name, Banks.com, to Domain Capital in exchange for $600,000 in cash and a lease agreement to lease back the domain name from Domain Capital for a five year term. At the same time, the parties also entered into an Exclusive Option to Purchase whereby Domain Capital granted us an option to purchase the Banks.com domain name for a nominal amount at the end of the lease. The lease agreement was effective as of the close of the assignment of the domain name and provides for monthly rent payments of $14,274. The lease agreement provides for customary events of default, including, among other things, nonpayment, failure to comply with the other agreements in the lease agreement within certain specified periods of time, and events of bankruptcy, insolvency and reorganization. We may pre-pay the balance of the lease payments at any time by paying to Domain Capital the pre-payment amount as described in the lease agreement, provided that if certain events of default have occurred and are continuing, we must exercise our right to pre-pay within 15 days following our receipt of notice of such default from Domain Capital and must also pay any then outstanding lease payments. The capital lease obligation had a balance of $489,000 at March 31, 2012, of which approximately $105,000 is classified in current liabilities with the remainder being classified as long term debt.

On December 21, 2010, we issued an unsecured promissory note in the amount of $100,000 (the “Note”) to our Chief Executive Officer, Daniel M. O’Donnell, and his wife, Kimberly L. O’Donnell, pursuant to which they loaned such amount to us. The Note bears interest commencing December 1, 2010, at the following rates: 20.00% per annum during the first six month period (December 2010 – May 2011); 15.00% per annum during the second six month period (June – November 2011); and 17.50% per annum during the third six month period (December 2011 – May 2012). Commencing December 31, 2010 and ending May 31, 2011, we must make monthly payments of approximately $1,667, consisting solely of accrued interest on the outstanding principal amount of the Note. On May 31, 2011, a principal payment of $25,000 was due and paid. During the period commencing June 1, 2011 and ending May 31, 2012, we must make monthly principal payments averaging approximately $4,167 plus accrued interest on the outstanding principal amount of the Note. On May 31, 2012, the remaining unpaid principal balance of the Note will be due and payable. The Note had a balance of $33,895 at March 31, 2012, which is classified in current liabilities.

On December 28, 2011, we entered into a financing transaction (the “Transaction”) with our Chief Executive Officer, Daniel O’Donnell, and his wife, Kimberly O’Donnell pursuant to which we issued and sold to them in a private placement a convertible promissory note in the principal amount of $125,000 (the “Convertible Note”) and a warrant (the “Warrant”) to purchase an aggregate of 2,083,333 shares of our common stock. The aggregate gross proceeds to us from the Transaction were $125,000, excluding any proceeds from the exercise of the Warrant.

The Convertible Note bears interest commencing December 28, 2011 at the rate of 10.0% per annum. All outstanding principal of and accrued interest on the Convertible Note shall be due and payable on June 26, 2012. If the Convertible Note remains unpaid from and after the maturity date, the Convertible Note may be converted into shares of common stock at a conversion price of $0.04 per share, in whole or in part, at any time at the option of the holder(s) of the Convertible Note, subject to approval of our shareholders, if required. If, while any principal of or accrued interest on the Convertible Note is outstanding, we enter into any consolidation or merger whereby we are not the surviving or continuing corporation or upon the sale of all or substantially all of our assets, for consideration to us (or our shareholders) of less than $0.04 per share (the “Sales Price”), then, at the election of the holder(s) of the Convertible Note, we shall pay to such holders within 30 days of the consummation of any such transaction, an amount equal to $0.04 per share less the Sales Price multiplied by 3,125,000 shares (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like), provided that such payment shall not exceed $125,000. The foregoing payment is in addition to any outstanding principal or accrued interest owed to the holder(s) pursuant to the Convertible Note. We may elect to prepay all or any portion of the Convertible Note without penalty upon 30 days advance written notice to the holder(s) of the Convertible Note, provided that such holder(s) may convert the Convertible Note during such period. The Convertible Note contains various events of default, such as failing to timely make any payment under the Convertible Note when due, which may result in all outstanding obligations under the Convertible Note becoming immediately due and payable. The Note had a balance of $82,240, net of discount, at March 31, 2012, which is classified in current liabilities.

We continually review our capital requirements to ensure that we have sufficient funding available to support our anticipated levels of operations, obligations and growth strategies. We believe cash flow will be sufficient to fund anticipated levels of operations for the next 12 months. In the event our cash flow becomes insufficient to fund our ongoing operations, we anticipate utilizing a line of credit, if available, selling non-core assets or alternatively, raising new equity and/or debt capital. We have been exploring various strategic alternatives culminating in our recent agreement, described previously under “Overview – Pending Merger Transaction”. We are incurring substantial expenses in connection with this transaction, and if we are unable to complete the transaction, achieve sufficient cash flows from operations, or obtain adequate financing from lenders, our ability to continue normal business operations may be substantially limited.

Cash Flows for the Three Months Ended March 31, 2012

Net cash provided by operating activities for the three months ended March 31, 2012 was $144,000 consisting primarily of net loss of $113,000 increased by depreciation and amortization of $135,000 and an increase in accounts payable and accrued liabilities of $91,000, partially offset by an increase in accounts receivable of $32,000 and a decrease in deferred revenue of $20,000.

Net cash used in investing activities for the three months ended March 31, 2012 of $18,000 was for the purchase of computer software.

Net cash used in financing activities for the three months ended March 31, 2012 of $37,000 was for payments of notes payable.

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

Our significant accounting policies are discussed in Note 2 to our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report and are fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

2.1(1)	Agreement and Plan of Merger, dated as of February 26, 2012, by and among Banks.com, Inc., Remark Media, Inc., and Remark Florida, Inc.	Current Report on Form 8-K	001-33074	2.1	2/28/2012

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase					X

(1)	Schedules to the Agreement and Plan of Merger, dated as of February, 2012, by and among by and among Banks.com, Inc., Remark Media, Inc., and Remark Florida, Inc. have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish on a supplemental basis a copy of any omitted schedules to the Securities and Exchange Commission upon request.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKS.COM, INC.

Date: May 15, 2012	By	/s/ Daniel M. O’Donnell
Daniel M. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)